Form 10-Q
period 2010-08-31
LZG INTERNATIONAL, INC.
filed 2010-09-17
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0234906 (I.R.S. Employer Identification No.)
455 EAST 400 SOUTH, SUITE #5 , SALT LAKE CITY, UTAH (Address of principal executive offices)	84111 (Zip code)

Registrant’s telephone number, including area code:  (435) 674-1282

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of September 8, 2010 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended August 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended August 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.

LZG INTERNATIONAL, INC.

(A Development Stage Company)

August 31, 2010

LZG International, Inc. (A Development Stage Company) Condensed Balance Sheets (Unaudited)
	Aug 31, 2010	May 31, 2010

ASSETS
CURRENT ASSETS
Cash	$ 4,939	$ 11,750
Total Current Assets	4,939	11,750

TOTAL ASSETS	$ 4,939	$ 11,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 5,125	$ 7,566
Total Current Liabilities	5,125	7,566

LONG TERM LIABILITIES
Loan payable – officer	23,500	23,500
Accrued interest - related party	1,007	537
Total Long-term Liabilities	24,507	24,037
Total Liabilities	29,632	31,603

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 100,000,000 shares authorized 250,556 shares issued and outstanding	251	251
Additional paid in capital	3,063,134	3,063,134
Deficit accumulated during the development stage	(3,088,078)	(3,083,238)
Total stockholders' deficit	(24,693)	(19,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,939	$ 11,750

The accompanying notes are an integral part of these financial statements

LZG International, Inc. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three months ended Aug 31, 2010	Three months ended Aug 31, 2009	From inception on May 22, 2000 to Aug 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES
General and administrative	4,370	71	24,686

TOTAL EXPENSES	4,370	71	24,686

Net operating loss before other expense	(4,370)	(71)	(24,686)

OTHER INCOME (EXPENSE)
Interest expense (related party)	(470)	(60)	(1,267)

Total Other Expense	(470)	(60)	(1,267)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,840)	(131)	(25,953)

INCOME TAXES	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,840)	(131)	(25,953)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	(3,062,125)

NET LOSS	$ (4,840)	$ (131)	$ (3,088,078)

Basic and Diluted Net Loss Per Share	$ (0.02)	$ -

Weighted Average Shares Outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
	For the three months ended Aug. 31, 2010	For the three months ended Aug. 31, 2009	From inception on May 22, 2000 to Aug. 31, 2010

Cash Flows from Operating Activities
Net Loss	$ (4,840)	$ (131)	$ (3,088,078)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	-	-	260
Stock issued for services	-	-	2,852,867
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,441)	-	6,125
Accrued interest - related party	470	60	1,007

Net Cash Provided (Used) by Operating Activities	(6,811)	(71)	(227,819)

Cash Flows from Financing Activities:
Proceeds from stock issuances	-	-	209,258
Loans from officer	-	-	23,500

Net Cash Provided by Financing Activities	-	-	232,758

Increase (Decrease) in Cash	(6,811)	(71)	4,939

Cash and Cash Equivalents, Beginning of Period	11,750	464	-

Cash and Cash Equivalents, End of Period	$ 4,939	$ 393	$ 4,939

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$ -	$ -	$ 1,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

 (A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

August 31, 2010

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2010 audited financial statements as reported in its Form 10.  The results of operations for the period ended August 31, 2010 are not necessarily indicative of the operating results for the full year ended May 31, 2011.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities.  Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

In this report references to “LZG International,” “the Company,” “we,” “us,” and “our” refer to LZG International, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “intend,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital and we probably will only be able to take advantage of one business opportunity.  As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Financial Condition

We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenues sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtain capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

For the three month period ended August 31, 2010, we had $4,939 cash and total liabilities of $29,632 compared to $11,750 cash and total liabilities of $31,603 at fiscal year ended May 31, 2010.  During the past two years, we have relied on loans from management to fund our operations and we have incurred debt.  During the year ended May 31, 2009, our Director and President, Greg L. Popp, loaned an aggregate of $6,000 to the Company.  During the year ended May 31, 2010, Mr. Popp loaned the Company an additional $17,500.  These loans carried 4% interest per annum, had no repayment terms and were not collateralized.  On April 20, 2010, all of the foregoing loans were combined into one promissory note which carries interest at 5% and matures in June 2012.  The funds from these loans were and are being used for operational expenses.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through funds provided by management and significant stockholders.

The type of business opportunity with which we acquire or merge will affect our profitability for the long term.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in the Company, because it will not permit the Company to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our

President, who serves as our principal executive officer and principal financial officer, is responsible to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that the lack of an adequate control environment constituted a deficiency in our disclosure controls and procedures.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We have extremely limited assets and no source of revenue.

We have limited assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business.  Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.  Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition.  Incurring a substantial amount of debt may require the Company to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes.  Our indebtedness may negatively impact our ability to operate any acquired business and may limit our ability to borrow additional funds by increasing our borrowing costs, and may impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction and are not listed for trading on any OTC market.  Accordingly, there is no public trading market for the common stock.  Further, no public trading market is expected to develop in the short term.  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act); and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days of the business combination and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, as amended, filed July 23, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Executive and Financial Officer	Date: September 14, 2010

11