Form 10-Q
period 2010-11-30
LZG INTERNATIONAL, INC.
filed 2010-12-22
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0234906 (I.R.S. Employer Identification No.)
455 EAST 400 SOUTH, SUITE #5, SALT LAKE CITY, UTAH (Address of principal executive offices)	84111 (Zip code)

Registrant’s telephone number, including area code:  (435) 674-1282

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [   ]

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of December 20, 2010 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to Unaudited Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended November 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended November 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

LZG INTERNATIONAL, INC.

(A Development Stage Company)

November 30, 2010

LZG International, Inc. (A Development Stage Company) Condensed Balance Sheets (Unaudited)
	NOV 30, 2010	MAY 31, 2010

ASSETS
CURRENT ASSETS
Cash	$4,278	$11,750
Total Current Assets	4,278	11,750

TOTAL ASSETS	$4,278	$11,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,125	7,566
Total Current Liabilities	5,125	7,566

LONG-TERM LIABILITIES
Loan payable – officer	23,500	23,500
Accrued interest - related party	1,477	537
Total Long-term Liabilities	24,977	24,037
Total Liabilities	30,102	31,603

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value; 100,000,000 shares authorized 250,556 shares issued and outstanding	251	251
Additional paid in capital	3,063,134	3,063,134
Deficit accumulated during the development stage	(3,089,209)	(3,083,238)
Total stockholders' deficit	(25,824)	(19,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,278	$11,750

The accompanying notes are an integral part of these financial statements

LZG International, Inc. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED NOV 30, 2010	FOR THE THREE MONTHS ENDED NOV 30, 2009	FOR THE SIX MONTHS ENDED NOV 30, 2010	FOR THE SIX MONTHS ENDED NOV 30, 2009	FROM INCEPTION ON MAY 22, 2000 TO NOV 30, 2010

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	661	71	5,031	142	25,347
Total expenses	661	71	5,031	142	25,347

Net operating loss before other expense	(661)	(71)	(5,031)	(142)	(25,347)

Other income (expense)
Interest expense (related party)	(470)	(60)	(940)	(120)	(1,737)
Total other expense	(470)	(60)	(940)	(120)	(1,737)

Loss from continuing operations before income taxes	(1,131)	(131)	(5,971)	(262)	(27,084)

Income taxes	0	0	0	0	0

Loss from continuing operations	(1,131)	(131)	(5,971)	(262)	(27,084)

Discontinued operations
Loss from discontinued operations	0	0	0	0	(3,062,125)

Net loss	$(1,131)	$(131)	$(5,971)	$(262)	$(3,089,209)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED NOV 30, 2010	FOR THE SIX MONTHS ENDED NOV 30, 2009	FROM INCEPTION ON MAY 22, 2000 to NOV 30, 2010

Cash Flows from Operating Activities
Net loss	$(5,971)	$(262)	$(3,089,209)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Imputed interest	0	0	260
Stock issued for services	0	0	2,852,867
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,441)	0	6,125
Accrued interest – related party	940	120	1,477
Net cash provided (used) by operating activities	(7,472)	(142)	(228,480)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from stock issuances	0	0	209,258
Loans from officer	0	0	23,500
Net cash provided by financing activities	0	0	232,758

Increase (decrease) in cash	(7,472)	(142)	4,278

Cash and cash equivalents at beginning of period	11,750	464	0

Cash and cash equivalents at end of period	$4,278	$322	$4,278

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-cash Investing and Financing Activity
Issuance of stock in settlement of debt	$0	$0	$1,000

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

 (A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

November 30, 2010

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2010 audited financial statements as reported in its Form 10.  The results of operations for the period ended November 30, 2010 are not necessarily indicative of the operating results for the full year ended May 31, 2011.

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

Financial Condition

We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtain capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.

At November 30, 2010, we had cash of $4,278 and total liabilities of $30,102 compared to $11,750 cash and total liabilities of $31,603 at May 31, 2010.  During the past two years, we have relied on loans from management to fund our operations and we have incurred debt.  During the year ended May 31, 2009, our Director and President, Greg L. Popp, loaned an aggregate of $6,000 to the Company.  During the year ended May 31, 2010, Mr. Popp loaned the Company an additional $17,500.  These loans carried 4% interest per annum, had no repayment terms and were not collateralized.  On April 20, 2010, all of the foregoing loans were combined into one promissory note which carries interest at 5% and matures in June 2012.  The funds from these loans were and are being used for operational expenses.

Total operating expense increased from $142 for the six month period ended November 30, 2009 to $5,031 for the six month period ended November 30, 2010 primarily due to the costs associated with becoming a reporting company in 2010.  Accordingly, total operating expense increased from $71 for the three month period ended November 30, 2009 to $661 for the three month period ended November 30, 2010.  As a result, we recorded a net loss of $5,971 for the six month period ended November 30, 2010 and $1,131 for the three month period ended November 30, 2010.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and possibly investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through funds provided by management and significant stockholders.

The type of business opportunity with which we acquire or merge will affect our profitability for the long term.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its securities, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

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

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We have extremely limited assets and no source of revenue.

We have limited assets and have had no revenues since inception.  We will not receive revenues until we complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

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

LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Executive and Financial Officer	Date: December 22, 2010

11