Form 10-Q
period 2011-02-28
LZG INTERNATIONAL, INC.
filed 2011-04-01
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of March 29, 2011 was 250,556.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended February 28, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended February 28, 2011, are not necessarily indicative of results to be expected for any subsequent period.

LZG INTERNATIONAL, INC.

(A Development Stage Company)

February 28, 2011

LZG International, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	FEB 28, 2011	MAY 31, 2010

ASSETS
CURRENT ASSETS
Cash	$3,467	$11,750
Total Current Assets	3,467	11,750

TOTAL ASSETS	$3,467	$11,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,125	$7,566
Total Current Liabilities	5,125	7,566

LONG-TERM LIABILITIES
Loan payable – officer	23,500	23,500
Accrued interest payable - related party	1,947	537
Total Long-term Liabilities	25,447	24,037
Total Liabilities	30,572	31,603

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value; 100,000,000 shares authorized 250,556 shares issued and outstanding	251	251
Additional paid in capital	3,063,134	3,063,134
Deficit accumulated during the development stage	(3,090,490)	(3,083,238)
Total stockholders' deficit	(27,105)	(19,853)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,467	$11,750

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Operations

 (Unaudited)

	THREE MONTHS ENDED FEB 28, 2011	THREE MONTHS ENDED FEB 28, 2010	NINE MONTHS ENDED FEB 28, 2011	NINE MONTHS ENDED FEB 28, 2010	FROM INCEPTION ON MAY 22, 2000 TO FEB 28, 2011

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	811	6,036	5,842	6,178	26,158
Total expenses	811	6,036	5,842	6,178	26,158

Net operating loss before other expense	(811)	(6,036)	(5,842)	(6,178)	(26,158)

Other income (expense)
Interest expense (related party)	(470)	(104)	(1,410)	(224)	(2,207)
Total other expense	(470)	(104)	(1,410)	(224)	(2,207)

Loss from continuing operations before income taxes	(1,281)	(6,140)	(7,252)	(6,402)	(28,365)

Income taxes	0	0	0	0	0

Loss from continuing operations	(1,281)	(6,140)	(7,252)	(6,402)	(28,365)

Discontinued operations
Loss from discontinued operations	0	0	0	0	(3,062,125)

Net loss	$(1,281)	$(6,140)	$(7,252)	$(6,402)	$(3,090,490)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2011	NINE MONTHS ENDED FEB 28, 2010	FROM INCEPTION ON MAY 22, 2000 to FEB 28, 2011

Cash Flows from Operating Activities
Net loss	$(7,252)	$(6,402)	$(3,090,490)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Imputed interest	0	0	260
Stock issued for services	0	0	2,852,867
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,441)	4,000	6,125
Increase in accrued interest – related party	1,410	224	1,947
Net cash provided (used) by operating activities	(8,283)	(2,178)	(229,291)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from stock issuances	0	0	209,258
Loans from officer	0	7,500	23,500
Net cash provided by financing activities	0	7,500	232,758

Increase (decrease) in cash	(8,283)	5,322	3,467

Cash and cash equivalents at beginning of period	11,750	464	0

Cash and cash equivalents at end of period	$3,467	$5,786	$3,467

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-cash Investing and Financing Activity
Issuance of stock in settlement of debt	$0	$0	$1,000

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

 (A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

February 28, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2010 audited financial statements as reported in Form 10.  The results of operations for the period ended February 28, 2011 are not necessarily indicative of the operating results for the full year ended May 31, 2011.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has current liabilities in excess of current assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities.  Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

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

The type of business opportunity that we acquire or merge with will affect our profitability for the long term.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its securities, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

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

Liquidity and Capital Resources

We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtaining capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.

At February 28, 2011, we had cash of $3,467 and total liabilities of $30,572 compared to $11,750 cash and total liabilities of $31,603 at May 31, 2010.  During the past two years, we have relied on loans from management to fund our operations.  During the year ended May 31, 2009, our Director and President, Greg L. Popp, loaned an aggregate of $6,000 to the Company.  During the year ended May 31, 2010, Mr. Popp loaned the Company an additional $17,500.  These loans carried 4% interest per annum, had no repayment terms and were not collateralized.  On April 20, 2010, these loans were combined into one promissory note which carries interest at 5% and matures in June 2012.  The funds from these loans were and are being used for operational expenses.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and possibly investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through funds provided by management and significant stockholders.

Results of Operations

We did not record revenues in the three or nine month periods ended February 28, 2011 (“2011 interim periods”).  Total operating expenses decreased for the 2011 interim periods as compared to 2010 interim periods primarily due to the costs associated with becoming a reporting company in 2010.  Other expense increased in the 2011 interim periods compared to the 2010 interim periods primarily as a result of increased interest expense related to the note payable to Mr. Popp.   As a result, we recorded a net loss of $7,252 for the nine month period ended February 28, 2011 and a net loss of $1,281 for the three month period ended February 28, 2011.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Executive and Financial Officer	Date: April 1, 2011

11