Form 10-K
period 2011-05-31
LZG INTERNATIONAL, INC.
filed 2011-08-10
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

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

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.       Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of August 5, 2011, was 250,566.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

 8

Item 2.  Properties

9

Item 3.  Legal Proceedings

9

Item 4.  [Reserved]

9

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

10

Item 6.  Selected Financial Data

10

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         10

Item 8.  Financial Statements and Supplementary Data

12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        21

Item 9A.  Controls and Procedures

21

Item 9B.  Other Information

21

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

22

Item 11.  Executive Compensation

23

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                 and Related Stockholder Matters

23

Item 13.  Certain Relationships and Related Transactions, and Director Independence

24

Item 14.  Principal Accounting Fees and Services

25

PART IV

Item 15.  Exhibits, Financial Statement Schedules

25

Signatures

26

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

PART I

ITEM 1.  BUSINESS

Historical Development

LZG International, Inc. was incorporated in the state of Florida on May 22, 2000, as LazyGrocer.Com, Inc.  We intended to establish an online grocery solution, but we were unable to raise sufficient capital to continue operations and limited our operations in November 2001.   On August 28, 2009, the Company’s name was changed to LZG International, Inc.

Our Business

Our business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings.  Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

We are a "blank check" company based on our proposed business activities.  The United States Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies."  Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company” because we have no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.   Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The analysis of new business opportunities will be undertaken by or under the supervision of our management.  As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our efforts to analyze potential acquisition targets, we intend to consider the following factors:

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.  In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts.  (See, Item 10 below.)  Our management has not had experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Potential investors must recognize that due to our management’s inexperience we may not adequately evaluate a potential business opportunity.

We are unable to predict when, and if, we may actually participate in any specific business endeavor.  We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate.  Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates.”  In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any has a prior ownership interest.

In addition, certain conflicts of interest exist or may develop between LZG and our executive officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment and management of other shell reporting companies.  (See, Item 10 below.)  They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  Also, in the process of negotiations for an acquisition or merger, our management may consider their own personal pecuniary benefit or the interests of other shell companies they are affiliated with rather than the best interests of LZG and our stockholders.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management’s affiliates or associates have a direct or indirect ownership interest.  If we determine in the future that a transaction with an affiliate would be in our best interest, we are permitted by Florida law to enter into such a transaction if:

•

The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the board of directors.  The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; however, a single director may not authorize the contract or transaction; or

•

The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

•

The contract or transaction is fair to the Company at the time it is authorized, approved or ratified by the board of directors or the stockholders.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to the Company.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses.  We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more.  These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including, but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed, without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In addition, SEC regulations regarding shell companies and transactions with shell companies requires the filing of a Form 8-K within four business days of the closing of any business combination and that report must include all information that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements.  These regulations may eliminate many of the perceived advantages of these types of transactions.  These regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations.

Competition

Additionally, we are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including other small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a business combination.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002.  This Act created an independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We will also be prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.  Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by us while we are a shell company can be publicly sold for at least one year from the date we file the Form 8-K with the Form 10 type information about any acquisition, reorganization or merger company that results in us no longer being considered to be a shell company.

Employees

We presently do not have employees.  Our directors and officers are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We have extremely limited assets and no source of revenue.

We have virtually no assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

The terms for any future business combination that involve related parties or affiliates may not be on terms that are comparable to what could be obtained from unaffiliated third parties.

Our management and affiliates will play an integral role in establishing the terms for any future business combination.  We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

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

It is likely that our common stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act.  Penny stocks generally are equity securities with a price of less than $5.00.  Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We expect to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorize the Company to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock and 20,000,000 are shares of preferred stock.  Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

ITEM 2.  PROPERTIES

We neither rent nor own any properties.  We utilize the office space and equipment of our President, Mr. Popp, without charge.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public trading market. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.  Stockholders may rely on the exemption from the registration requirements provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, our common stock may not be sold under Rule 144 until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company ceases to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act), and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Holders

We have 58 stockholders of record of our common stock as of August 5, 2011.   The Company has not issued any shares of its preferred stock.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are currently a development stage company and have not recorded revenues from operations to date.  We have not established an ongoing source of revenues sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtain capital from management and significant stockholders to cover minimal expenses; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

The type of business opportunity with which we acquire or merge will affect our profitability for long term.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

At the year ended May 31, 2011, we had $7,803 cash and total liabilities of $36,142 compared to $11,750 cash and total liabilities of $31,603 for the year ended May 31, 2010.   During 2010 we relied upon loans of $17,500 from our President to fund operations (See Item 13, below).  During 2011 we borrowed an additional $5,000 from a third party for operating expenses.  This loan in payable upon demand, is not collateralized and bears interest at 8% per annum.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and we may incur costs related to investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through funds provided by management and significant stockholders.

Results of Operations

We did not record revenues in either 2010 or 2011.  General and administrative expense decreased from $8,655 for 2010 to $6,506 for 2011.  This decrease in these expenses was primarily related to lower audit fees in 2011.  Due to interest on loans, other expense increased from $692 for 2010 to $1,980 for 2011.  These changes resulted in our net loss decreasing from $9,347 for 2010 to $8,486 for 2011.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LZG INTERNATIONAL, INC.

(A Development Stage Company)

Financial Statements

May 31, 2011 and 2010

CONTENTS

Report of Independent Registered Public Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Stockholders’ Equity

16

Statements of Cash Flows

17

Notes to the Financial Statements

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of LZG International, Inc.

I have audited the accompanying balance sheets of LZG International, Inc. as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2011 and 2010 and for the period from June 1, 2008 through May 31, 2011.  LZG International, Inc.’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.  The financial statements of LZG International, Inc. for the period from inception on May 22, 2000 through May 31, 2008 were audited by other auditors whose report, dated May 19, 2010, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the ability of the company to continue as a going concern.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LZG International, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010 and for the period from June 1, 2008 through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has current liabilities in excess of current assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael J. Larsen

Salt Lake City, Utah

August 2, 2011

LZG International, Inc.

(A Development Stage Company)

 Balance Sheets

	May 31, 2011	May 31, 2010

ASSETS
CURRENT ASSETS
Cash	$7,803	$11,750
Total Current Assets	7,803	11,750

TOTAL ASSETS	$7,803	$11,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,125	$7,566
Loan Payable	5,000	--
Accrued Interest	100	--
Total Current Liabilities	10,225	7,566
LONG-TERM LIABILITIES
Loan Payable – Related party	23,500	23,500
Accrued Interest - Related party	2,417	537
Total Long-term Liabilities	25,917	24,037
Total Liabilities	36,142	31,603
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,091,724)	(3,083,238)
Total Stockholders' Equity	(28,339)	(19,853)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,803	$11,750

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Statements of Operations

	YEAR ENDED MAY 31, 2011	YEAR ENDED MAY 31, 2010	INCEPTION ON MAY 22, 2000 T0 MAY 31, 2011

REVENUES	$--	$--	$--

EXPENSES
General and administrative	6,506	8,655	26,822
TOTAL EXPENSES	6,506	8,655	26,822

Net Operating Loss Before Other Expense	(6,506)	(8,655)	(26,822)

OTHER INCOME (EXPENSE)
Interest expense – related party	(1,880)	(692)	(2,677)
Interest expense	(100)	--	(100)
Total Other Expense	(1,980)	(692)	(2,777)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,486)	(9,347)	(29,599)

INCOME TAXES	--	--	--

LOSS FROM CONTINUING OPERATIONS	(8,486)	(9,347)	(29,599)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	(3,062,125)

NET LOSS	$(8,486)	$(9,347)	$(3,091,724)

Net Loss Per Share	$(0.03)	$(0.04)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on May 22, 2000 through May 31, 2011

				Deficit		Accumulated
				Accumulated		Deferred
			Additional	During the	Other	Stock Based
	Common Stock		Paid in	Development	Comprehensive	Consulting
	Shares	Amount	Capital	Stage	Income	Fees	Total
Balance, May 22, 2000	-	$ -	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	46,289	46	9,212	-	-	-	9,258
Common stock issued for services	27,358	28	1,805,610	-	-	(1,805,638)	-
In-kind contribution of services by stockholders	-	-	54,360	-	-	-	54,360
Foreign currency translation adjustment	-	-	-	-	2,687	-	2,687
Net (loss) for the year ended May 31, 2000	-	-	-	(168,538)	-	-	(168,538)
Balance - May 31, 2000	73,647	74	1,869,182	(168,538)	2,687	(1,805,638)	(102,233)
Common stock issued for cash at $66.67 per share	3,000	3	199,997	-	-	-	200,000
Common stock issued for services valued at $66.00 per share	15,043	15	992,854	-	-	-	992,869
Recognize balance of deferred stock fees	-	-	-	(1,805,638)	-	1,805,638	-
Foreign currency translation adjustment	-	-	-	-	1,179	-	1,179
Net (loss) for the year ended May 31, 2001	-	-	-	(1,221,926)	-	-	(1,221,926)
Balance - May 31, 2001	91,690	92	3,062,033	(3,196,102)	3,866	-	(130,111)
Transfer comprehensive income to accumulated deficit for discontinued subsidiary	-	-	-	3,866	(3,866)	-	-
Write off balance of assets on books at 10-31-2000	-	-	-	(20,599)	-	-	(20,599)
Write off balance of liabilities on books at 10-31-2000	-	-	-	150,710	-	-	150,710
Net (loss) for the year ended May 31, 2002	-	-	-	(1,736)	-	-	(1,736)
Balance - May 31, 2002	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2003	-	-	-	-	-	-	-
Balance - May 31, 2003	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2004	-	-	-	-	-	-	-
Balance - May 31, 2004	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2005	-	-	-	-	-	-	-
Balance - May 31, 2005	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2006	-	-	-	-	-	-	-
Balance - May 31, 2006	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2007	-	-	-	(2,686)	-	-	(2,686)
Balance - May 31, 2007	91,690	92	3,062,033	(3,066,547)	-	-	(4,422)
Net (loss) for the year ended May 31, 2008	-	-	-	(1,703)	-	-	(1,703)
Balance - May 31, 2008	91,690	92	3,062,033	(3,068,250)	-	-	(6,125)
Common stock issued in settlement of debt	158,310	159	841	-	-	-	1,000
Adjustment for fractional shares issued with reverse stock split	556	-	-	-	-	-	-
Net (loss) for the year ended May 31, 2009	-	-	-	(5,641)	-	-	(5,641)
Balance - May 31, 2009	250,556	251	3,062,874	(3,073,891)	-	-	(10,766)
Capital contribution from imputed interest	-	-	260	-	-	-	260
Net (loss) for the year ended May 31, 2010	-	-	-	(9,347)	-	-	(9,347)
Balance - May 31, 2010	250,556	251	3,063,134	(3,083,238)	-	-	(19,853)
Net (loss) for the year ended May 31, 2011	-	-	-	(8,486)	-	-	(8,486)
Balance - May 31, 2011	250,556	$ 251	$ 3,063,134	$ (3,091,724)	$ -	$ -	$ (28,339)

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Statements of Cash Flows

	YEAR ENDED MAY 31, 2011	YEAR ENDED MAY 31, 2010	INCEPTION ON MAY 22, 2000 TO MAY 31, 2011

Cash Flows from Operating Activities
Net Loss	$(8,486)	$(9,347)	$(3,091,724)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	-	260	260
Stock issued for services	-	-	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in Accounts Payable	(2,441)	2,441	6,125
Accrued interest	100	--	100
Accrued interest - related party	1,880	432	2,417
Net Cash Provided (Used) by Operating Activities	(8,947)	(6,214)	(229,955)

Cash Flows from Financing Activities:
Proceeds from stock issuances	-	-	209,258
Loans, Other	5,000	-	5,000
Loans from officer	-	17,500	23,500
Net cash Provided by Financing Activities	5,000	17,500	237,758

Increase (Decrease) in Cash	(3,947)	11,286	7,803

Cash and Cash Equivalents, Beginning of Period	11,750	464	-

Cash and Cash Equivalents, End of Period	$7,803	$11,750	$7,803

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$-	$-	$1,000

Cash Paid For:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2011 and 2010

NOTE 1 - Organization and Summary of Significant Accounting Policies

(A) Organization

LZG International, Inc. (the Company) is a Florida development stage company that was incorporated on May 22, 2000. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company business model intended to establish an online grocery solution. A wholly-owned Canadian subsidiary, LazyGrocer.Com Corp., was established as part of this model, but it was dissolved in 2001.

Activities during the development stage have included raising capital and development of the Company’s business plan, Securities and Exchange Commission filings and limited operations.

(B) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results may differ from these estimates.

 (C) Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling $21,057 at May 31, 2011 that will be offset against future taxable income.  These NOL carryforwards expire as follows: $5,536 in 2029, $8,915 in 2030, and $6,606 in 2031. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at May 31, 2011 and 2010:

	May 31,
	2011	2010
NOL carryforward	$ 3,158	$ 2,167
Accrued related party interest	363	81
Valuation allowance	(3,521)	(2,248)

Deferred tax asset	$ -	$ -

The change in the valuation allowance was $1,273 during the year ended May 31, 2011.

LZG International, Inc.

 (A Development Stage Company)

Notes to the Financial Statements

May 31, 2011 and 2010

NOTE 1 - Organization and Summary of Significant Accounting Policies (Continued)

(E) Fair Value of Financial Instruments

It is not practicable to estimate the fair value of related party loans because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point.  No financial instruments are held for trading purposes.

NOTE 2 - Going Concern

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

NOTE 3 - Development Stage Company

The Company has no significant operations and is considered a development stage company.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 4 - Capitalization

In 2000, the Company issued 46,289 shares of common stock for cash of $9,258 ($.20 per share). In 2000, the Company issued 27,358 shares of common stock for services valued at $1,805,638 ($66.00 per share).

In 2000, the Company issued 3,000 shares of common stock for cash of $200,000 ($66.67 per share).

In August, 2000, the Company issued 15,043 shares of common stock for services valued at $992,869 ($66.00 per share).

In June, 2008, the Company issued 158,310 shares of the Company’s common stock to settle $1,000 in accounts payable ($.0063 per share).

On August 5, 2008, the stockholders approved a 1 for 200 reverse stock split effective August 25, 2008.  The reverse resulted in the issuance of an additional 556 shares for rounding up of fractional shares. These financial statements and accompanying notes have been restated to reflect the reverse stock split.

LZG International, Inc.

 (A Development Stage Company)

Notes to the Financial Statements

May 31, 2011 and 2010

NOTE 5 - Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2011, were loans from an officer of the Company totaling $23,500. The loans are due in June 2012, are not collateralized, and bear interest at 8% per annum.

NOTE 6 – Loan Payable

The Company borrowed $5,000 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 10, LZG International, Inc. dismissed Child, Van Wagoner & Bradshaw, PLLC as our independent registered public accounting firm on July 14, 2010.  Child, Van Wagoner & Bradshaw, PLLC had audited our financial statements for the fiscal years ended May 31, 2009 and 2008.   On July 14, 2010, LZG International, Inc. engaged Michael J. Larsen, Certified Public Accountant, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective because we had a control deficiency.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Due to the size and operations of our Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.   Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended May 31, 2011, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.  Our bylaws require a minimum of one director and our current directors serve until our next annual meeting or until each is replaced by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Term of Director
Greg L. Popp	42	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	67	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

Greg L. Popp:  Mr. Popp is the President of Marine Life Sciences, LLC, a Nevada company that wholesales and retails neutraceutical products to companies, and he has served in that position since April 2005.  In addition, during the past five years he has also served as Director and President of Investrio, Inc., a Utah corporation which has developed a software platform and educational products for consumers. Neither Marine Life Sciences nor Investrio, Inc. is an affiliate or subsidiary of LZG.

His professional qualifications include an MBA and extensive experience with small company operations along with experience as a Director and President of Wings & Things, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12.

He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

L. Lee Perry:   Ms. Perry serves as President of Business Builders, Inc., a privately held Utah corporation that provides business consulting for small businesses which she co-founded in 1997.  Her business experience includes operating the small consulting business and experience as a Director and Secretary/Treasurer of Globalwise Investments, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12.  Until March 2008, she also served as a director of Wings & Things, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12.

She has not been involved in any legal proceedings during the past ten years that are material to an evaluation of her ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe Mr. Popp and Ms. Perry did not file a Form 3 during the year ended May 31, 2011.

Code of Ethics

Since we have only two persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two directors and executive officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2011.  None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We currently do not have a compensation committee and during the last completed fiscal year our board of directors did not consider or approve any executive officer compensation.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

As of the date of this filing, we do not have a Chairman of the Board because we have only two directors and our operations are minimal.  In addition, we do not have any independent board members.  Also, it is the responsibility of our board of directors to oversee and consider all relevant credit, liquidity and operational risks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 5, 2011.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Pierre Bosse 302-88 Murray Street Ottawa, Ontario Canada K1N5M6	15,044	6.00
Common	Ben Bjarnason 2302-470 Laurier Ave. W Ottawa, Ontario Canada K1R7W9	15,044	6.00
Common	Steve Biro 20 Basfard Cres. Stittsville, Ontario Canada, K2S1G7	15,044	6.00
Common	First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	50,310	20.08

MANAGEMENT
Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Greg L. Popp	12,000	4.79
Common	Directors and officers as a group	12,000	4.79

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we have either engaged in since the beginning of the  past fiscal year, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans.  These funds were used for our operational expenses.  On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures June 2012.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, Michael J. Larsen, CPA, in connection with the audit of our financial statements and other professional services.

	2010	2011
Audit fees	$ 2,500	$ 2,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of LZG International, Inc. are included in this report under Item 8 on pages 12 through 20.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10, filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10, filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10, filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, filed May 26, 2010)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

LZG INTERNATIONAL, INC.

By:   /s/ Greg L. Popp

Greg L. Popp, President

Date:  August 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Greg L. Popp

Greg L. Popp

President and Director

Principal Executive and Financial Officer

Date:  August 8, 2011

By:  /s/ L. Lee Perry

L. Lee Perry

Secretary/Treasurer and Director

Date:  August 8, 2011

26