Form 10-Q
period 2011-08-31
LZG INTERNATIONAL, INC.
filed 2011-10-13
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Yes  [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 6, 2011 was 250,556.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

August 31, 2011

LZG International, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

ASSETS	8/31/2011	5/31/2011
CURRENT ASSETS
Cash	$ 5,514	$ 7,803
Total Current Assets	5,514	7,803

TOTAL ASSETS	$ 5,514	$ 7,803

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 5,125	$ 5,125
Loan Payable	5,000	5,000
Accrued Interest	200	100
Total Current Liabilities	10,325	10,225
LONG-TERM LIABILITIES
Loan Payable - Related party	23,500	23,500
Accrued Interest - Related party	2,887	2,417
Total Long-term Liabilities	26,387	25,917
Total Liabilities	36,712	36,142

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,094,583)	(3,091,724)
Total Stockholders' Equity	(31,198)	(28,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,514	$ 7,803

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			From Inception on 05/22/ 2000
	06/01/2011 to	06/01/2010 to
	08/31/2011	08/31/2010	to 08/31/2011

REVENUES	$ 0	$ 0	$ 0

EXPENSES
General & Administrative	2,289	4,370	29,111
TOTAL EXPENSES	2,289	4,370	29,111

Net Operating Loss Before Other Expense	(2,289)	(4,370)	(29,111)

OTHER INCOME (EXPENSE)
Interest expense	(100)	0	(200)
Interest expense (related party)	(470)	(470)	(3,147)

Total Other Expense	(570)	(470)	(3,347)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,859)	(4,840)	(32,458)

INCOME TAXES	0	0	0

LOSS FROM CONTINUING OPERATIONS	(2,859)	(4,840)	(32,458)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	(3,062,125)

NET LOSS	$ (2,859)	$ (4,840)	$ (3,094,583)

Net Loss Per Share	$ (0.01)	$ (0.02)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	06/01/2011 to	06/01/2010 to	From Inception on 5/22/2000 to
	8/31/2011	8/31/2010	8/31/2011

Cash Flows from Operating Activities

Net Loss	$ (2,859)	$ (4,840)	$ (3,094,583)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Imputed interest	0	0	260
Stock issued for services	0	0	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	0	(2,441)	6,125
Accrued interest	100	0	200
Accrued interest - related party	470	470	2,887

Net Cash Provided (Used) by Operating Activities	(2,289)	(6,811)	(232,244)

Cash Flows from Financing Activities:
Proceeds from stock issuances	0	0	209,258
Loans, other	0	0	5,000
Loans from officer	0	0	23,500

Net Cash Provided by Financing Activities	0	0	237,758

Increase (Decrease) in Cash	(2,289)	(6,811)	5,514

Cash and Cash Equivalents, Beginning of Period	7,803	11,750	0

Cash and Cash Equivalents, End of Period	$ 5,514	$ 4,939	$ 5,514

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$ 0	$ 0	$ 1,000

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

 (A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

August 31, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements as reported in Form 10-K.  The results of operations for the period ended August 31, 2011 are not necessarily indicative of the operating results for the full year ended May 31, 2012.

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

NOTE 3 – Subsequent Event

On October 5, 2011, an officer of the Company extended the due date for his loans to the Company from June 30, 2012 to June 30, 2013.

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

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in the Company, because it will not permit the Company to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

At August 31, 2011, we had cash of $5,514 and total liabilities of $36,712 compared to $7,803 cash and total liabilities of $36,142 at May 31, 2011.  During the past two years, we have relied on loans from management to fund our operations.  We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtaining capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Obligations

During the past two years we have relied upon loans to cover our operational expenses.  During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company.  On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012.   On October 5, 2011, Mr. Popp extended the due date of this loan from June 30, 2012 to June 30, 2013.

During the fourth quarter of 2011 we borrowed an additional $5,000 from a third party for operating expenses.  This loan is payable upon demand, is not collateralized and bears interest at 8% per annum.

Results of Operations

We did not record revenues in the three month periods ended August 31, 2011 and 2010.  General and administrative expenses decreased for the three month period ended August 31, 2011 (“2012 first quarter”) as compared to the three month period ended August 31, 2010 (“2011 first quarter”) primarily due to lower audit fees in the 2012 first quarter.  Other expense related to interest expense on loans increased $100 for the 2012 first quarter as compared to the 2011 first quarter.  The decrease in general and administrative expense resulted in our net loss decreasing from $4,840 for the 2011 first quarter to $2,859 for the 2012 first quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

 Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company, or ever become profitable.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction and are not listed for trading on any OTC market.  Accordingly, there is no public trading market for the common stock.

Further, no public trading market is expected to develop in the short term.  Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

(i)   the completion of a business combination with a private company after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act); and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days of the business combination, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions for the securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, as amended, filed July 23, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 7, 2011	LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp_______________________ Greg L. Popp President and Director Principal Executive and Financial Officer

11