Form 10-Q
period 2011-11-30
LZG INTERNATIONAL, INC.
filed 2012-01-09
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of January 4, 2012 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Unaudited Condensed Balance Sheets

3

Unaudited Condensed Statements of Operations

4

Unaudited Condensed Statements of Cash Flows

5

Notes to Unaudited Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

November 30, 2011

LZG International, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

ASSETS	11/30/2011	5/31/2011
CURRENT ASSETS
Cash	$ 5,014	$ 7,803
Total Current Assets	5,014	7,803

TOTAL ASSETS	$ 5,014	$ 7,803

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 5,125	$ 5,125
Loan Payable	5,000	5,000
Accrued Interest	300	100
Total Current Liabilities	10,425	10,225
LONG-TERM LIABILITIES
Loan Payable - Related party	23,500	23,500
Accrued Interest - Related party	3,357	2,417
Total Long-term Liabilities	26,857	25,917
TOTAL LIABILITIES	37,282	36,142

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,095,653)	(3,091,724)
Total Stockholders' Equity	(32,268)	(28,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,014	$ 7,803

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	09/01/11 to 11/30/2011	09/01/10 to 11/30/2010	06/01/11 to 11/30/2011	06/01/10 to 11/30/2010	From Inception on 5/22/2000 To 11/30/11

REVENUES	$0	$0	$0	$0	$0

EXPENSES
General and administrative	500	661	2,789	5,031	29,611
Total Expenses	500	661	2,789	5,031	29,611

Net operating loss before other expense	(500)	(661)	(2,789)	(5,031)	(29,611)

OTHER INCOME (EXPENSE)
Interest expense	(100)	0	(200)	0	(300)
Interest expense (related party)	(470)	(470)	(940)	(940)	(3,617)
Total other expense	(570)	(470)	(1,140)	(940)	(3,917)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,070)	(1,131)	(3,929)	(5,971)	(33,528)

INCOME TAXES	0	0	0	0	0

LOSS FROM CONTINUING OPERATIONS	(1,070)	(1,131)	(3,929)	(5,971)	(33,528)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	0	0	(3,062,125)

NET LOSS	$(1,070)	(1,131)	(3,929)	(5,971)	(3,095,653)

Net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	06/01/2011 to	06/01/2010 to	From Inception on 5/22/2000 to
	11/30/2011	11/30/2010	11/30/2011

Cash Flows from Operating Activities

Net Loss	$ (3,929)	$ (5,971)	$ (3,095,653)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Imputed interest	0	0	260
Stock issued for services	0	0	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	0	(2,441)	6,125
Accrued interest	200	0	300
Accrued interest - related party	940	940	3,357

Net Cash Provided (Used) by Operating Activities	(2,789)	(7,472)	(232,744)

Cash Flows from Financing Activities:
Proceeds from stock issuances	0	0	209,258
Loans, other	0	0	5,000
Loans from officer	0	0	23,500

Net Cash Provided by Financing Activities	0	0	237,758

Increase (Decrease) in Cash	(2,789)	(7,472)	5,014

Cash and Cash Equivalents, Beginning of Period	7,803	11,750	0

Cash and Cash Equivalents, End of Period	$ 5,014	$ 4,278	$ 5,014

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$ 0	$ 0	$ 1,000

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

 (A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

November 30, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements as reported in Form 10-K.  The results of operations for the period ended November 30, 2011 are not necessarily indicative of the operating results for the full year ended May 31, 2012.

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

NOTE 3 – Related Party Transactions

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

Liquidity and Capital Resources

At November 30, 2011, we had cash of $5,014 and total liabilities of $37,282 compared to $7,803 cash and total liabilities of $36,142 at May 31, 2011.  We have relied on loans from management and third parties to fund our operations.  We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtaining capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Results of Operations

We did not record revenues in the six month periods ended November 30, 2011 and 2010.  General and administrative expenses decreased for the six month period ended November 30, 2011 (“2012 six month period”) as compared to the six month period ended November 30, 2010 (“2011 six month period”) primarily due to lower audit fees in the 2012 six month period.  General and administrative expenses also decreased for the three month period ended November 30, 2011 (“2012 second quarter”) as compared to the three month period ended November 30, 2010 (“2011 second quarter”).  Total other expense of $570 related to interest expense on loans was recognized for the 2012 second quarter and increased total other expense for the 2012 six month period to $1,140.  The decrease in general and administrative expense resulted in our net loss decreasing from $5,971 for the 2011 six month period to $3,929 for the 2012 six month period.

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

 Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, as amended, filed July 23, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

Part II Exhibits - continued

No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 4, 2012	LZG INTERNATIONAL, INC. By: /s/Greg L. Popp______________________________ Greg L. Popp President and Director Principal Executive and Financial Officer

11