Form 10-Q/A
period 2011-11-30
LZG INTERNATIONAL, INC.
filed 2012-01-20
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                       FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

LZG International, Inc. discovered an error in the interactive data filed with the Form 10-Q for the period ended November 30, 2011 which was filed with Securities and Exchange Commission on January 9, 2012.  We are amending the interactive data files with this amendment.

PART II

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification (Filed January 9, 2012)
31.2	Principal Financial Officer Certification (Filed January 9, 2012)
32.1	Section 1350 Certification (Filed January 9, 2012)

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, as amended, filed July 23, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 19, 2012	LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Executive and Financial Officer