Form 10-Q
period 2012-02-29
LZG INTERNATIONAL, INC.
filed 2012-04-05
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of March 15, 2012 was 250,556.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

February 29, 2012

LZG International, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

ASSETS	2/29/2012	5/31/2011
CURRENT ASSETS
Cash	$ 7,752	$ 7,803
Total Current Assets	7,752	7,803

TOTAL ASSETS	$ 7,752	$ 7,803

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 5,125	$ 5,125
Loan Payable	9,000	5,000
Accrued Interest	480	100
Total Current Liabilities	14,605	10,225
LONG-TERM LIABILITIES
Loan Payable - Related party	23,500	23,500
Accrued Interest - Related party	3,827	2,417
Total Long-term Liabilities	27,327	25,917
TOTAL LIABILITIES	41,932	36,142

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,097,565)	(3,091,724)
Total Stockholders' Equity	(34,180)	(28,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 7,752	$ 7,803

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	12/01/11 to 02/29/12	12/01/10 to 02/28/11	06/01/11 to 02/29/12	06/01/10 to 02/28/11	From Inception on 5/22/2000 To 02/29/12

REVENUES	$0	$0	$0	$0	$0

EXPENSES
General and administrative	1,262	811	4,051	5,842	30,873
Total Expenses	1,262	811	4,051	5,842	30,873

Net operating loss before other expense	(1,262)	(811)	(4,051)	(5,842)	(30,873)

OTHER INCOME (EXPENSE)
Interest expense	(180)	0	(380)	0	(480)
Interest expense (related party)	(470)	(470)	(1,410)	(1,410)	(4,087)
Total other expense	(650)	(470)	(1,790)	(1,410)	(4,567)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,912)	(1,281)	(5,841)	(7,252)	(35,440)

INCOME TAXES	0	0	0	0	0

LOSS FROM CONTINUING OPERATIONS	(1,912)	(1,281)	(5,841)	(7,252)	(35,440)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	0	0	(3,062,125)

NET LOSS	$(1,912)	(1, 281)	(5,841)	(7,252)	(3,097,565)

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	06/01/2011 to	06/01/2010 to	From Inception on 5/22/2000 to
	02/29/2012	02/28/2011	02/29/2012

Cash Flows from Operating Activities

Net Loss	$ (5,841)	$ (7,252)	$ (3,097,565)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Imputed interest	0	0	260
Stock issued for services	0	0	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	0	(2,441)	6,125
Accrued interest	380	0	480
Accrued interest - related party	1,410	1,410	3,827

Net Cash Provided (Used) by Operating Activities	(4,051)	(8,283)	(234,006)

Cash Flows from Financing Activities:
Proceeds from stock issuances	0	0	209,258
Loans, other	4,000	0	9,000
Loans from officer	0	0	23,500

Net Cash Provided by Financing Activities	4,000	0	241,758

Increase (Decrease) in Cash	(51)	(8,283)	7,752

Cash and Cash Equivalents, Beginning of Period	7,803	11,750	0

Cash and Cash Equivalents, End of Period	$ 7,752	$ 3,467	$ 7,752

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$ 0	$ 0	$ 1,000

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

 (A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

February 29, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 29, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements as reported in Form 10-K.  The results of operations for the period ended February 29, 2012 are not necessarily indicative of the operating results for the full year ended May 31, 2012.

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

NOTE 4 – Loan Payable

In January 2012, the Company borrowed an additional $4,000 from a third party.

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

Liquidity and Capital Resources

At February 29, 2012, we had cash of $7,752 and total liabilities of $41,932 compared to $7,803 cash and total liabilities of $36,142 at May 31, 2011.  We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  During the three month period ended February 29, 2012 we borrowed $4,000 from a third party to fund our operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtaining capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Results of Operations

We did not record revenues in the nine month periods ended February 29, 2012 and February 28, 2011.  General and administrative expenses decreased for the nine month period ended February 29, 2012 (“2012 nine month period”) as compared to the nine month period ended February 28, 2011 (“2011 nine month period”) primarily due to lower audit fees in the 2012 nine month period.  General and administrative expenses increased for the three month period ended February 29, 2012 (“2012 third quarter”) as compared to the three month period ended February 28, 2011 (“2011 third quarter”) primarily due to increased SEC filing costs related to interactive data filings.

Total other expense increased for both 2012 periods as compared to the 2011 periods as a result of additional loans.

Our net loss decreased from $7,252 for the 2011 nine month period to $5,841 for the 2012 nine month period, but our net loss increased from $1,281 for the 2011 third quarter to $1,912 for the 2012 third quarter.

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

During the 2012 third quarter we borrowed $4,000 from a third party for operating expenses and in the fourth quarter of 2011 we borrowed $5,000 from a third party for operating expenses.  These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

 Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, as amended, filed July 23, 2010)
101.INS	XBRL Instance Document

Part II Exhibits - continued

No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2012	LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Executive and Financial Officer

11