Form 10-K
LZG INTERNATIONAL, INC.
filed 2012-08-13
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of July 16, 2012, was 250,566.

Documents incorporated by reference: None

In this report references to “LZG International,” “the Company,” “we,” “us,” and “our” refer to LZG International, Inc.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

We are a "blank check" company based on our proposed business activities. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts. (See Item 10, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Potential investors must recognize that due to our management’s inexperience we may not adequately evaluate a potential business opportunity.

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

In addition, certain conflicts of interest exist or may develop between LZG and our executive officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other shell reporting companies. (See Item 10, below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, in the process of negotiations for an acquisition or merger, our management may consider their own personal pecuniary benefit or the interests of other shell companies they are affiliated with rather than the best interests of LZG and our stockholders.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company. Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $300,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

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

Our present stockholders will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed without any vote by stockholders.

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

Effect of Existing or Probable Governmental Regulations on Our Business Plan

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

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Employees

We presently do not have employees. Our directors and officers are engaged in outside business activities and anticipate that they will devote very limited time to our business until a successful business opportunity has been identified. We do not expect significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We have minimal assets and no source of revenue.

We have few assets and have not recorded revenues since inception. We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

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

The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our operations.

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

Holders

We have 58 stockholders of record of our common stock as of July 16, 2012. The Company has not issued any shares of its preferred stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are currently a development stage company and have not recorded revenues from operations to date. We have not established an ongoing source of revenues sufficient to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders and/or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2012 we primarily relied upon loans from third parties and advances and services provided by or paid on our behalf by a stockholder for our operations.

At the year ended May 31, 2012, we had $6,565 cash and total liabilities of $63,082 compared to $7,803 cash and total liabilities of $36,142 for the year ended May 31, 2011. During 2012 we borrowed $4,000 and during 2011 we borrowed $5,000 from third parties for operating expenses. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum. In addition, during 2012 we relied upon a major stockholder, First Equity Holdings Corp., to provide consulting, administrative, and professional services and to provide or pay for out-of-pocket costs for the Company. These services and costs totaled $20,500 for 2012. (See Item 13, below.)

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and we may incur costs related to investigating, analyzing and consummating an acquisition. We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company. The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

Results of Operations

We did not record revenues in either 2012 or 2011. General and administrative expense increased from $6,506 for 2011 to $25,738 for 2012. This increase in general and administrative expense was primarily related to $20,500 for the services and out-of-pocket costs provided to or paid on our behalf by First Equity Holdings Corp. Due to interest expense on loans other expense increased from $1,980 for 2011 to $2,440 for 2012. Accordingly, our net loss increased from $8,486 for 2011 to $28,178 for 2012.

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

May 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of LZG International, Inc.

I have audited the accompanying balance sheets of LZG International, Inc. as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2012 and 2011 and for the period from June 1, 2008 through May 31, 2012. LZG International, Inc.’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of LZG International, Inc. for the period from inception on May 22, 2000 through May 31, 2008 were audited by other auditors whose report, dated May 19, 2010, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the ability of the company to continue as a going concern.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LZG International, Inc. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended May 31, 2012 and 2011 and for the period from June 1, 2008 through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Michael J. Larsen

Salt Lake City, Utah

July 25, 2012

LZG International, Inc.

(A Development Stage Company)

Balance Sheets

	May 31, 2012	May 31, 2011

ASSETS
CURRENT ASSETS
Cash	$6,565	$7,803
Total Current Assets	6,565	7,803

TOTAL ASSETS	$6,565	$7,803

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable – Related party	$25,625	$5,125
Loan Payable	9,000	5,000
Accrued Interest	660	100
Total Current Liabilities	35,285	10,225
LONG-TERM LIABILITIES
Loan Payable – Related party	23,500	23,500
Accrued Interest - Related party	4,297	2,417
Total Long-term Liabilities	27,797	25,917
Total Liabilities	63,082	36,142
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,119,902)	(3,091,724)
Total Stockholders' Equity	(56,517)	(28,339)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,565	$7,803

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Statements of Operations

	YEAR ENDED MAY 31, 2012	YEAR ENDED MAY 31, 2011	INCEPTION ON MAY 22, 2000 T0 MAY 31, 2012

REVENUES	$0	$0	$0

EXPENSES
General and administrative	25,738	6,506	52,560
TOTAL EXPENSES	25,738	6,506	52,560

Net Operating Loss Before Other Expense	(25,738)	(6,506)	(52,560)

OTHER INCOME (EXPENSE)
Interest expense – related party	(1,880)	(1,880)	(4,557)
Interest expense	(560)	(100)	(660)
Total Other Expense	(2,440)	(1,980)	(5,217)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,178)	(8,486)	(57,777)

INCOME TAXES	—	—	—

LOSS FROM CONTINUING OPERATIONS	(28,178)	(8,486)	(57,777)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	(3,062,125)

NET LOSS	$(28,178)	$(8,486)	$(3,119,902)

Net Loss Per Share	$(0.11)	$(0.03)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on May 22, 2000 through May 31, 2012

				Deficit		Accumulated
				Accumulated		Deferred
			Additional	During the	Other	Stock Based
	Common Stock		Paid in	Development	Comprehensive	Consulting
	Shares	Amount	Capital	Stage	Income	Fees	Total
Balance, May 22, 2000	-	$ -	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	46,289	46	9,212	-	-	-	9,258
Common stock issued for services	27,358	28	1,805,610	-	-	(1,805,638)	-
In-kind contribution of services by stockholders	-	-	54,360	-	-	-	54,360
Foreign currency translation adjustment	-	-	-	-	2,687	-	2,687
Net (loss) for the year ended May 31, 2000	-	-	-	(168,538)	-	-	(168,538)
Balance - May 31, 2000	73,647	74	1,869,182	(168,538)	2,687	(1,805,638)	(102,233)
Common stock issued for cash at $66.67 per share	3,000	3	199,997	-	-	-	200,000
Common stock issued for services valued at $66.00 per share	15,043	15	992,854	-	-	-	992,869
Recognize balance of deferred stock fees	-	-	-	(1,805,638)	-	1,805,638	-
Foreign currency translation adjustment	-	-	-	-	1,179	-	1,179
Net (loss) for the year ended May 31, 2001	-	-	-	(1,221,926)	-	-	(1,221,926)
Balance - May 31, 2001	91,690	92	3,062,033	(3,196,102)	3,866	-	(130,111)
Transfer comprehensive income to accumulated deficit for discontinued subsidiary	-	-	-	3,866	(3,866)	-	-
Write off balance of assets on books at 10-31-2000	-	-	-	(20,599)	-	-	(20,599)
Write off balance of liabilities on books at 10-31-2000	-	-	-	150,710	-	-	150,710
Net (loss) for the year ended May 31, 2002	-	-	-	(1,736)	-	-	(1,736)
Balance - May 31, 2002	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2003	-	-	-	-	-	-	-
Balance - May 31, 2003	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2004	-	-	-	-	-	-	-
Balance - May 31, 2004	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2005	-	-	-	-	-	-	-
Balance - May 31, 2005	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2006	-	-	-	-	-	-	-
Balance - May 31, 2006	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2007	-	-	-	(2,686)	-	-	(2,686)
Balance - May 31, 2007	91,690	92	3,062,033	(3,066,547)	-	-	(4,422)
Net (loss) for the year ended May 31, 2008	-	-	-	(1,703)	-	-	(1,703)
Balance - May 31, 2008	91,690	92	3,062,033	(3,068,250)	-	-	(6,125)
Common stock issued in settlement of debt	158,310	159	841	-	-	-	1,000
Adjustment for fractional shares issued with reverse stock split	556	-	-	-	-	-	-
Net (loss) for the year ended May 31, 2009	-	-	-	(5,641)	-	-	(5,641)
Balance - May 31, 2009	250,556	251	3,062,874	(3,073,891)	-	-	(10,766)
Capital contribution from imputed interest	-	-	260	-	-	-	260
Net (loss) for the year ended May 31, 2010	-	-	-	(9,347)	-	-	(9,347)
Balance - May 31, 2010	250,556	251	3,063,134	(3,083,238)	-	-	(19,853)
Net (loss) for the year ended May 31, 2011	-	-	-	(8,486)	-	-	(8,486)
Balance - May 31, 2011	250,556	251	3,063,134	(3,091,724)	-	-	(28,339)
Net (loss) for the year ended May 31, 2012	-	-	-	(28,178)	-	-	(28,178)
Balance – May 31, 2012	250,556	$ 251	$ 3,063,134	$ (3,119,902)	$ -	$ -	$ (56,517)

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Statements of Cash Flows

	YEAR ENDED MAY 31, 2012	YEAR ENDED MAY 31, 2011	INCEPTION ON MAY 22, 2000 TO MAY 31, 2012

Cash Flows from Operating Activities
Net Loss	$(28,178)	$(8,486)	$(3,119,902)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	--	--	260
Stock issued for services	--	--	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in Accounts Payable	20,500	(2,441)	26,625
Accrued interest	560	100	660
Accrued interest - related party	1,880	1,880	4,297
Net Cash Provided (Used) by Operating Activities	(5,238)	(8,947)	(235,193)

Cash Flows from Financing Activities:
Proceeds from stock issuances	--	--	209,258
Loans, Other	4,000	5,000	9,000
Loans from officer	--	--	23,500
Net cash Provided by Financing Activities	4,000	5,000	241,758

Increase (Decrease) in Cash	(1,238)	(3,947)	6,565

Cash and Cash Equivalents, Beginning of Period	7,803	11,750	-

Cash and Cash Equivalents, End of Period	$6,565	$7,803	$6,565

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$--	$--	$1,000

Cash Paid For:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2012 and 2011

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

(D) Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling $26,855 at May 31, 2012 that will be offset against future taxable income. These NOL carryforwards expire as follows: $5,536 in 2029, $8,915 in 2030, $6,606 in 2031 and $5,798 in 2032. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account are as follows at May 31, 2012 and 2011:

	May 31,
	2012	2011
NOL carryforward	$ 4,028	$ 3,158
Accrued related party interest	645	363
Valuation allowance	(4,673)	(3,521)

Deferred tax asset	$ --	$ --

The change in the valuation allowance was $1,152 during the year ended May 31, 2012.

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2012 and 2011

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

On August 5, 2008, the stockholders approved a 1-for-200 reverse stock split effective August 25, 2008. The reverse resulted in the issuance of an additional 556 shares for rounding up of fractional shares. These financial statements and accompanying notes have been restated to reflect the reverse stock split.

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2012 and 2011

NOTE 5 - Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2012, were loans from an officer of the Company totaling $23,500. The loans are due June 30, 2013, are not collateralized, and bear interest at 8% per annum.

For the fiscal year ended May 31, 2012, a related party consulting firm invoiced the Company $20,500 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

NOTE 6 – Loan Payable

The Company borrowed $9,000 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum.

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

For the year ended May 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	43	Director and President	August 5, 2008 until next annual meeting

L. Lee Perry	68	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

L. Lee Perry: Ms. Perry serves as President of Business Builders, Inc., a privately held Utah corporation that provides business consulting for small businesses which she co-founded in 1997. Her business experience includes operating a small consulting business and prior experience as a director and executive officer of Globalwise Investments, Inc. and Wings & Things, Inc., companies that have a class of securities registered with the SEC pursuant to Section 12. While serving as director and executive officer of Globalwise Investments, Inc. she participated in that company’s acquisition of a business opportunity.

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the year ended May 31, 2012.

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

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and executive officers. Our board of directors (“Board”) has general charge, supervision and control of the business and affairs of the Company. We believe this leadership structure is appropriate for the size of the Company. In addition, the Board’s role in the Company’s risk management process includes reviewing operational, financial, legal, regulatory, and strategic risks. The Board reviews these factors to enable it to understand and assess the Company’s risk identification, risk management and risk mitigation strategies. The Board has the ultimate oversight responsibility for the risk management process.

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our Board acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2012. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of July 16, 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions during the past two fiscal years that we have either engaged in or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the year ended May 31, 2012, First Equity Holdings Corp., a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. In May 2012, First Equity Holdings Corp. billed the Company $20,500 for these services and costs. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans. These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012. On October 5, 2011, Mr. Popp extended the due date of the note to June 30, 2013.

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

	2012	2011
Audit fees	$4,000	$ 3,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

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

Date: August 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Greg L. Popp

Greg L. Popp

President and Director

Principal Executive and Financial Officer

Date: August 13, 2012

By: /s/L. Lee Perry

L. Lee Perry

Secretary/Treasurer and Director

Date: August 13, 2012