Form 10-Q
period 2012-08-31
LZG INTERNATIONAL, INC.
filed 2012-10-15
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 EAST 400 SOUTH, SUITE #5, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (435) 674-1282

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐  The registrant does not have a Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of October 11, 2012 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures	11

	PART II – OTHER INFORMATION

Item 1A.	Risk Factors	12
Item 6.	Exhibits	13
Signatures		14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.
(A Development Stage Company)

August 31, 2012

LZG International, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,394	$6,565
Temporary advancement	120	--
Total Current Assets	3,514	6,565

TOTAL ASSETS	$3,514	$6,565

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$31,825	$25,625
Loan Payable	9,000	9,000
Accrued Interest	840	660
Loan Payable – Related party	23,500	--
Accrued Interest - Related party	4,767	--
Total Current Liabilities	69,932	35,285
LONG-TERM LIABILITIES
Loan Payable – Related party	--	23,500
Accrued Interest - Related party	--	4,297
Total Long-term Liabilities	--	27,797

TOTAL LIABILITIES	69,932	63,082

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,129,803)	(3,119,902)
Total Stockholders' Equity	(66,418)	(56,517)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,514	$6,565

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	THREE MONTHS ENDED AUG 31, 2012	THREE MONTHS ENDED AUG 31, 2011	FROM INCEPTION ON MAY 22, 2000 T0 AUG 31, 2012

REVENUES	$--	$--	$--

EXPENSES
General and administrative	9,251	2,289	61,811
TOTAL EXPENSES	9,251	2,289	61,811

Net Operating Loss Before Other Expense	(9,251)	(2,289)	(61,811)

OTHER INCOME (EXPENSE)
Interest expense	(180)	(100)	(840)
Interest expense – related party	(470)	(470)	(5,027)
Total Other Expense	(650)	(570)	(5,867)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,901)	(2,859)	(67,678)

INCOME TAXES	--	--	--

LOSS FROM CONTINUING OPERATIONS	(9,901)	(2,859)	(67,678)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	(3,062,125)

NET LOSS	$(9,901)	(2,859)	(3,129,803)

Net Loss Per Share	$(0.04)	$(0.01)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED AUG 31, 2012	THREE MONTHS ENDED AUG 31, 2011	FROM INCEPTION ON MAY 22, 2000 TO AUG 31, 2012

Cash Flows from Operating Activities
Net Loss	$(9,901)	$(2,859)	$(3,129,803)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	--	--	260
Stock issued for services	--	--	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in Accounts Payable	6,200	--	32,825
Accrued interest	180	100	840
Accrued interest - related party	470	470	4,767
Temporary Advancement	(120)	--	(120)
Net Cash Provided (Used) by Operating Activities	(3,171)	(2,289)	(238,364)

Cash Flows from Financing Activities:
Proceeds from stock issuances	--	--	209,258
Loans, other	--	--	9,000
Loans from officer	--	--	23,500
Net Cash Provided by Financing Activities	--	--	241,758

Increase (Decrease) in Cash	(3,171)	(2,289)	3,394

Cash and Cash Equivalents, Beginning of Period	6,565	7,803	--

Cash and Cash Equivalents, End of Period	$3,394	$5,514	$3,394

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$--	$--	$1,000

Cash Paid For:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
August 31, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements as reported in Form 10-K.  The results of operations for the period ended August 31, 2012 are not necessarily indicative of the operating results for the full year ended May 31, 2013.

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

NOTE 3 – Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through August 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Subsequent Events
The Company’s management reviewed all material events through the date of this filing, and has deemed that no such events have occurred.

LZG International, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
August 31, 2012

NOTE 4 – Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2012, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending August 31, 2012. The loans are due on June 30, 2013, are not collateralized, and bear interest at 8% per annum.  These loans accrued interest of $4,767, and $2,887, as of August 31, 2012, and August 31, 2011, respectively.

For the quarter ended August 31, 2012, a related party consulting firm invoiced the Company $6,200 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services was $26,700, and $23,500,as of August 31, 2012, and May 31, 2012, respectively.

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

We have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in the Company, because it will not permit the Company to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

At August 31, 2012, we had cash of $3,514 and total liabilities of $69,932 compared to $6,565 cash and total liabilities of $63,082 at May 31, 2012.  We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we are reliant upon loans and advances to meet our operating expenses.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are currently devoting our efforts to obtaining capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Results of Operations

We did not record revenues for the three month periods ended August 31, 2012 and 2011.  General and administrative expenses increased for the three month period ended August 31, 2012 (“2013 first quarter”) as compared to the three month period ended August 31, 2011 (“2012 first quarter”).  The increase was primarily due to $6,200 invoiced to the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf by a related party consulting firm.  (See “Obligations”, below.)

Total other expense increased for the 2013 first quarter as compared to the 2012 first quarter as a result of interest expense related to additional accounts payable.  And our net loss increased from $2,859 for the 2012 first quarter to $9,901for the 2013 first quarter.   We anticipate that net losses will continue until we acquire or merge with a business opportunity.

Obligations

During 2012 and the 2013 first quarter we relied upon a major stockholder, First Equity Holdings Corp., to provide consulting, administrative, and professional services and to provide or pay for out-of-pocket costs for the Company.  These services and costs totaled $6,200 for the 2013 first quarter and totaled $23,500 at August 31, 2012.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: October 15, 2012	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer