Form 10-Q
period 2012-11-30
LZG INTERNATIONAL, INC.
filed 2013-01-09
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 EAST 400 SOUTH, SUITE #5, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (801) 323-2395

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

The number of shares outstanding of the registrant’s common stock as of January 7, 2013 was 250,556.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

November 30, 2012

LZG International, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	Nov. 30, 2012	May 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,953	$6,565
Total Current Assets	1,953	6,565

TOTAL ASSETS	$1,953	$6,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$38,025	$25,625
Loan payable	9,000	9,000
Accrued interest	1,020	660
Loan payable – related party	23,500	-
Accrued interest - related party	5,237	-
Total Current Liabilities	76,782	35,285
LONG-TERM LIABILITIES
Loan payable – related party	-	23,500
Accrued interest - related party	-	4,297
Total Long-term Liabilities	-	27,797

TOTAL LIABILITIES	76,782	63,082

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional paid in capital	3,063,134	3,063,134
Deficit accumulated during the development stage	(3,138,214)	(3,119,902)
Total Stockholders' Deficit	(74,829)	(56,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,953	$6,565

The accompanying notes are an integral part of these condensed financial statements.

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	THREE MONTHS ENDED NOV 30, 2012	THREE MONTHS ENDED NOV 30, 2011	SIX MONTHS ENDED NOV 30, 2012	SIX MONTHS ENDED NOV 30, 2011	FROM INCEPTION ON MAY 22, 2000 T0 NOV 30, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	7,761	500	17,012	2,789	69,572
TOTAL EXPENSES	7,761	500	17,012	2,789	69,572

Net Operating Loss Before Other Expense	(7,761)	(500)	(17,012)	(2,789)	(69,572)

OTHER EXPENSE
Interest expense	(180)	(100)	(360)	(200)	(1,020)
Interest expense – related party	(470)	(470)	(940)	(940)	(5,497)
Total Other Expense	(650)	(570)	(1,300)	(1,140)	(6,517)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,411)	(1,070)	(18,312)	(3,929)	(76,089)

INCOME TAXES	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(8,411)	(1,070)	(18,312)	(3,929)	(76,089)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	-	-	(3,062,125)

NET LOSS	$(8,411)	$(1,070)	$(18,312)	$(3,929)	$(3,138,214)

Net Loss Per Share	$(0.03)	$(0.00)	$(0.07)	$(0.02)

Basic and Diluted weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these condensed financial statements.

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED NOV 30, 2012	SIX MONTHS ENDED NOV 30, 2011	FROM INCEPTION ON MAY 22, 2000 TO NOV 30, 2012
Cash Flows from Operating Activities
Net loss	$(18,312)	$(3,929)	$(3,138,214)
Adjustment to reconcile net loss to cash used in operating activities:
Imputed interest	-	-	260
Stock issued for services	-	-	2,852,867
Changes in assets and liabilities:
Accounts payable	12,400	-	39,025
Accrued interest	360	200	1,020
Accrued interest - related party	940	940	5,237
Net Cash Used in Operating Activities	(4,612)	(2,789)	(239,805)

Cash Flows from Financing Activities:
Proceeds from stock issuances	-	-	209,258
Proceeds from loans payable	-	-	9,000
Proceeds from loans payable – related party	-	-	23,500
Net Cash Provided by Financing Activities	-	-	241,758

Increase (Decrease) in Cash	(4,612)	(2,789)	1,953

Cash and Cash Equivalents, Beginning of Period	6,565	7,803	-

Cash and Cash Equivalents, End of Period	$1,953	$5,014	$1,953

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$-	$-	$1,000

Cash Paid For:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LZG International, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
November 30, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements as reported in Form 10-K.  The results of operations for the period ended November 30, 2012 are not necessarily indicative of the operating results for the full year ended May 31, 2013.

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

NOTE 3 – Summary of Significant Accounting Policies

Basis of Presentation
The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through November 30, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury. stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of November 30, 2012, the Company had no such potentially dilutive shares.

LZG International, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
November 30, 2012

NOTE 3 – Summary of Significant Accounting Policies (continued)

Subsequent Events
The Company’s management reviewed all material events through the date of this filing and has deemed that no such events have occurred.

NOTE 4 – Related Party Transactions

The financial statements include related party transactions, which as of November 30, 2012, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending November 30, 2012. The loans are due on June 30, 2013, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $940 and $940 during the six months ended November 30, 2012 and 2011, respectively, which have been recorded in accrued interest – related party of $5,237, and $3,357, as of November 30, 2012, and November 30, 2011, respectively.

For the six months ended November 30, 2012, a related party consulting firm invoiced the Company $12,400 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services was $38,025, and $25,625, as of November 30, 2012, and May 31, 2012, respectively.

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

Liquidity and Capital Resources

At November 30, 2012, we had cash of $1,953 and total liabilities of $76,782 compared to $6,565 cash and total liabilities of $63,082 at May 31, 2012. We are currently a development stage company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we are reliant upon loans and advances to meet our operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from management and significant stockholders to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Results of Operations

We did not record revenues for the three or six month periods ended November 30, 2012 and 2011.  General and administrative expenses increased for the three month period ended November 30, 2012 (“2013 second quarter”) as compared to the three month period ended November 30, 2011 (“2012 second quarter”).  The increase was primarily due to $6,200 invoiced to the Company for the 2013 second quarter for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf by a related party consulting firm.  (See “Obligations,” below.)

General and administrative expenses increased for the six month period ended November 30, 2012 (“2013 six month period”) as compared to the three month period ended November 30, 2011 (“2012 six month period”).  The increase was primarily due to $12,400 invoiced to the Company for the 2013 six month period for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf by a related party consulting firm.

Total other expense increased for the 2013 interim periods as compared to the 2012 interim periods as a result of interest expense related to additional accounts payable. And our net loss increased from $3,929 for the 2012 six monh period to $18,312 for the 2013 six month period. We anticipate that net losses will continue until we acquire or merge with a business opportunity.

Obligations

During 2012 and the 2013 six month period we relied upon a major stockholder, First Equity Holdings Corp., to provide consulting, administrative, and professional services and to provide or pay for out-of-pocket costs for the Company. These amount payable for these services and costs totaled $38,025 at November 30, 2012.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We have no assets and no source of revenue.

We have no assets and have had no revenues since inception. We will not receive revenues until we complete an acquisition, reorganization or merger. We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

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

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction; however, they are listed for trading on the OTC Bulletin Board. At this time there is no public trading market for our common stock and we do not expect public trading to develop in the short term. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

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

ITEM 5.  OTHER INFORMATION

On November 16, 2012, we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “LZGI.”  As of the date of this filing there has not been any trading activity in our common stock.  Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a future market in our common stock and may affect the ability of stockholders to sell their shares.

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

LZG INTERNATIONAL, INC.

Date: January 7, 2013	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer