Form 10-Q
period 2013-02-28
LZG INTERNATIONAL, INC.
filed 2013-04-15
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 EAST 400 SOUTH, SUITE #5, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (801) 323-2395

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

The number of shares outstanding of the registrant’s common stock as of April 11, 2013 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	12
Item 6.	Exhibits	13
Signatures		14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

February 28, 2013

(Unaudited)

LZG International, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS	FEB 28, 2013	MAY 31, 2012
	(Unaudited)
CURRENT ASSETS
Cash	$2,453	$6,565
Total Current Assets	2,453	6,565

TOTAL ASSETS	$2,453	$6,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$44,725	$25,625
Loan Payable	10,500	9,000
Accrued Interest	1,205	0
Loan Payable – related party	23,500	0
Accrued Interest – related party	5,707	660
Total Current Liabilities	85,637	35,285
LONG-TERM LIABILITIES
Loan Payable - related party	0	23,500
Accrued Interest - related party	0	4,297
Total Long-term Liabilities	0	27,797
TOTAL LIABILITIES	85,637	63,082

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,146,569)	(3,119,902)
Total Stockholders' Deficit	(83,184)	(56,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,453	$6,565

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED FEB 28, 2013	FOR THE THREE MONTHS ENDED FEB 29, 2012	FOR THE NINE MONTHS ENDED FEB 28, 2013	FOR THE NINE MONTHS ENDED FEB 29, 2012	FROM INCEPTION ON MAY 22, 2000 TO FEB 28, 2013

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	7,700	1,262	24,712	4,051	77,272
Total expenses	7,700	1,262	24,712	4,051	77,272

Net operating loss before other expense	(7,700)	(1,262)	(24,712)	(4,051)	(77,272)

Other income (expense), non-operating
Interest expense	(185)	(180)	(545)	(380)	(1,206)
Interest expense – related party	(470)	(470)	(1,410)	(1,410)	(5,967)
Total other income (expense)	(655)	(650)	(1,955)	(1,790)	(7,172)

Loss from continuing operations before income taxes	(8,355)	(1,912)	(26,667)	(5,841)	(84,444)

Income taxes	0	0	0	0	0

Loss from continuing operations	(8,355)	(1,912)	(26,667)	(5,841)	(84,444)

Discontinued operations
Loss from discontinued operations	0	0	0	0	(3,062,125)

Net loss	$(8,355)	$(1,912)	$(26,227)	$(5,841)	$(3,146,569)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.11)	$(0.02)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED FEB 28, 2013	FOR THE NINE MONTHS ENDED FEB 29, 2012	FROM INCEPTION ON MAY 22, 2000 TO FEB 28, 2013
Cash Flows from Operating Activities
Net Loss	$(26,667)	$(5,841)	$(3,146,569)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	0	0	260
Stock issued for services	0	0	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	19,100	0	45,725
Accrued interest	545	380	1,205
Accrued interest - related party	1,410	1,410	5,707
Net Cash Provided (Used) by Operating Activities	(5,612)	(4,051)	(240,805)

Cash Flows From Investing Activities	0	0	0

Cash Flows from Financing Activities:
Proceeds from stock issuances	0	0	209,258
Loans, other	1,500	4,000	10,500
Loans from officer	0	0	23,500
Net Cash Provided by Financing Activities	1,500	0	243,258

Increase (Decrease) in Cash	(4,112)	(51)	2,453

Cash and Cash Equivalents, Beginning of Period	6,565	7,803	0

Cash and Cash Equivalents, End of Period	$2,453	$7,752	$2,453

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$0	$0	$1,000
Cash Paid For:
Interest	$0	$0	$0
Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
February 28, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2012 audited financial statements as reported in Form 10. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the operating results for the full year ended May 31, 2013.

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

NOTE 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through February 28, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

LZG International, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
February 28, 2013

NOTE 3 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 28, 2013, the Company had no such potentially dilutive shares.

Subsequent Events

The Company’s management reviewed all material events through the date of this filing and has deemed that no such events have occurred.

NOTE 4 – Related Party Transactions

The financial statements include related party transactions, which as of February 28, 2013, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending February 28, 2013. The loans are due on June 30, 2013, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $5,707, and $3,837, as of February 28, 2013, and February 29, 2012, respectively.

For the nine months ended February 28, 2013, a related party consulting firm invoiced the Company $18,600 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party was $44,225, and $25,625, as of February 28, 2013, and May 31, 2012, respectively.

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

Liquidity and Capital Resources

At February 28, 2013, we had cash of $2,453 and total liabilities of $85,637 compared to cash of $6,565 and total liabilities of $63,082 at May 31, 2012. We are currently a development stage company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine month period ended February 28, 2013 we borrowed $1,500 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder, for administrative and professional services totaling $18,600. During the year ended May 31, 2012 we borrowed $4,000 from third parties and relied upon First Equity Holdings Corp. for administrative and professional services totaling $20,500.

These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and possibly investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through funds provided by management, significant stockholders and third parties.

Results of Operations

We did not record revenues in the three and nine month periods ended February 28, 2013 and February 29, 2012. General and administrative expenses increased for the nine month period ended February 28, 2013 (“2013 nine month period”) as compared to the nine month period ended February 29, 2012 (“2012 nine month period”) primarily due to consulting, administrative, professional services and out of pocket costs totaling $18,600 provided to or paid on behalf of the Company by First Equity Holdings Corp. during the 2013 nine month period. This consulting firm invoiced the Company $6,200 for each quarter in the 2013 nine month period for these services. These expenses also increased the general and administrative expenses for the three month period ended February 28, 2013 (“2013 third quarter”) as compared to the three month period ended February 29, 2012 (“2012 third quarter”).

Total other expense increased slightly for the 2013 interim periods as compared to the 2012 interim periods as a result of interest on loans.

Our net loss increased from $5,841 for the 2012 nine month period to $26,667 for the 2013 nine month period and our net loss increased from $1,912 for the 2012 third quarter to $8,355 for the 2013 third quarter.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012. On October 5, 2011, Mr. Popp extended the due date of this loan from June 30, 2012 to June 30, 2013.

During the 2012 nine month period we borrowed $4,000 from a third party for operating expenses and in the 2013 nine month period we borrowed $1,500 from a third party for operating expenses. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

 Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK.

We have minimal assets and no source of revenue.

We have minimal assets and have had no revenues since inception. We will not receive revenues until we complete an acquisition, reorganization or merger. We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

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

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

Part II Exhibits

No.	Description

3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)

3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)

3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)

10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, as amended, filed July 23, 2010)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Label Linkbase Document

101.PRE **	XBRL Taxonomy Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LZG INTERNATIONAL, INC.

Date: April 15, 2013	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer