Form 10-K
period 2013-05-31
LZG INTERNATIONAL, INC.
filed 2013-08-26
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 EAST 400 SOUTH, SUITE #5 , SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 323-2395

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filed	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013, was 250,566.

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

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

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  In addition we have elected to use the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, therefore, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

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

Holders

We have 58 stockholders of record of our common stock as of August 1, 2013.   The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2013, we had cash of $270 and total liabilities of $92,017 compared to cash of $6,565 and total liabilities of $63,082 at May 31, 2012.  We are currently a development stage company and have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  During the year ended May 31, 2013 we borrowed $1,500 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder, for administrative and professional services totaling $24,800.  During the year ended May 31, 2012 we borrowed $4,000 from third parties and relied upon First Equity Holdings Corp. for administrative and professional services totaling $20,500.

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

Results of Operations

We did not record revenues in the 2013 and 2012.  General and administrative expenses increased for 2013 as compared to 2012 primarily due to consulting, administrative, professional services and out of pocket costs totaling $4,300 provided to or paid on behalf of the Company by First Equity Holdings Corp. during 2013.  This consulting firm invoiced the Company $20,500 for these types of services in 2012.

Total other expense increased $195 for 2013 as compared to 2012 as a result of interest on loans.

Our net loss increased from $28,178 for 2012 to $35,230 for 2013.

Obligations

We have relied upon loans and advances to fund our operational expenses.  During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company.  On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012.  On July 1, 2013, Mr. Popp extended the due date of this loan from June 30, 2013 to June 30, 2015.

During 2012 we borrowed $4,000 from a third party for operating expenses and in 2013 we borrowed $1,500 from a third party for operating expenses.  These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•
Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LZG INTERNATIONAL, INC.

(A Development Stage Company)

Financial Statements

For the Years Ended May 31, 2013 and 2012

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	16

Balance Sheets	17

Statements of Operations	18

Statements of Stockholders’ Equity	19-20

Statements of Cash Flows	21

Notes to the Financial Statements	23-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders LZG International, Inc.

We have audited the accompanying balance sheets of LZG International, Inc. (a development stage company) (the “Company”)  as of  May 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period June 1, 2011 through May 31, 2013. LGZ International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of LGZ International, Inc. for the cumulative period from May 22, 2000 through May 31, 2011 were audited by other auditors whose report dated August 2, 2011, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from May 22, 2000 through May 31, 2011, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGZ International, Inc. as of May 31, 2013 and 2012, and the results of its operations and its cash flows for years ended and for the period June 1, 2011 through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2013 and 2012 and for the cumulative period   May 22, 2000 through May 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
August  23, 2013

1660 Highway 100 South
Suite 500
St. Louis Park, MN 55416
630.277.2330

LZG International, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS	MAY 31, 2013	MAY 31, 2012

CURRENT ASSETS
Cash	$270	$6,565
Total Current Assets	270	6,565

TOTAL ASSETS	$270	$6,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$50,425	$25,625
Loan Payable	10,500	9,000
Accrued Interest	1,415	660
Total Current Liabilities	62,340	35,285
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	6,177	4,297
Total Long-term Liabilities	29,677	27,797
TOTAL LIABILITIES	92,017	63,082

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,155,132)	(3,119,902)
Total Stockholders' Deficit	(91,747)	(56,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$270	$6,565

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
(A Development Stage Company)
Statements of Operations

	YEAR ENDED MAY 31, 2013	YEAR ENDED MAY 31, 2012	FROM INCEPTION ON MAY 22, 2000 T0 MAY 31, 2013

REVENUES	$--	$--	$--

EXPENSES
General and administrative	32,595	25,738	85,155
TOTAL EXPENSES	32,595	25,738	85,155

Net Operating Loss Before Other Expense	(32,595)	(25,738)	(85,155)

OTHER INCOME (EXPENSE)
Interest expense – related party	(1,880)	(1,880)	(6,437)
Interest expense	(755)	(560)	(1,415)
Total Other Expense	(2,635)	(2,440)	(7,852)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(35,230)	(28,178)	(93,007)

INCOME TAXES	--	--	--

LOSS FROM CONTINUING OPERATIONS	(35,230)	(28,178)	(93,007)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	(3,062,125)

NET LOSS	$(35,230)	$(28,178)	$(3,155,132)

Net Loss Per Share	$(0.14)	$(0.11)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on May 22, 2000 through May 31, 2013

				Deficit		Accumulated
				Accumulated		Deferred
			Additional	During the	Other	Stock Based
	Common Stock		Paid in	Development	Comprehensive	Consulting
	Shares	Amount	Capital	Stage	Income	Fees	Total

Balance, May 22, 2000	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	46,289	46	9,212	-	-	-	9,258
Common stock issued for services	27,358	28	1,805,610	-	-	(1,805,638)	-
In-kind contribution of services by stockholders	-	-	54,360	-	-	-	54,360
Foreign currency translation adjustment	-	-	-	-	2,687	-	2,687
Net (loss) for the year ended May 31, 2000	-	-	-	(168,538)	-	-	(168,538)
Balance - May 31, 2000	73,647	74	1,869,182	(168,538)	2,687	(1,805,638)	(102,233)
Common stock issued for cash at $66.67 per share	3,000	3	199,997	-	-	-	200,000
Common stock issued for services valued at $66.00 per share	15,043	15	992,854	-	-	-	992,869
Recognize balance of deferred stock fees	-	-	-	(1,805,638)	-	1,805,638	-
Foreign currency translation adjustment	-	-	-	-	1,179	-	1,179
Net (loss) for the year ended May 31, 2001	-	-	-	(1,221,926)	-	-	(1,221,926)
Balance - May 31, 2001	91,690	92	3,062,033	(3,196,102)	3,866	-	(130,111)
Transfer comprehensive income to accumulated deficit for discontinued subsidiary	-	-	-	3,866	(3,866)	-	-
Write off balance of assets on books at 10-31-2000	-	-	-	(20,599)	-	-	(20,599)
Write off balance of liabilities on books at 10-31-2000	-	-	-	150,710	-	-	150,710
Net (loss) for the year ended May 31, 2002	-	-	-	(1,736)	-	-	(1,736)
Balance - May 31, 2002	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2003	-	-	-	-	-	-	-
Balance - May 31, 2003	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2004	-	-	-	-	-	-	-
Balance - May 31, 2004	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2005	-	-	-	-	-	-	-
Balance - May 31, 2005	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2006	-	-	-	-	-	-	-
Balance - May 31, 2006	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2007	-	-	-	(2,686)	-	-	(2,686)
Balance - May 31, 2007	91,690	92	3,062,033	(3,066,547)	-	-	(4,422)
Net (loss) for the year ended May 31, 2008	-	-	-	(1,703)	-	-	(1,703)
Balance - May 31, 2008	91,690	92	3,062,033	(3,068,250)	-	-	(6,125)
Common stock issued in settlement of debt	158,310	159	841	-	-	-	1,000
Adjustment for fractional shares issued with reverse stock split	556	-	-	-	-	-	-
Net (loss) for the year ended May 31, 2009	-	-	-	(5,641)	-	-	(5,641)
Balance - May 31, 2009	250,556	251	3,062,874	(3,073,891)	-	-	(10,766)
Capital contribution from imputed interest	-	-	260	-	-	-	260
Net (loss) for the year ended May 31, 2010	-	-	-	(9,347)	-	-	(9,347)
Balance - May 31, 2010	250,556	251	3,063,134	(3,083,238)	-	-	(19,853)
Net (loss) for the year ended May 31, 2011	-	-	-	(8,486)	-	-	(8,486)
Balance - May 31, 2011	250,556	251	3,063,134	(3,091,724)	-	-	(28,339)

(continued)

The accompanying notes are an integral part of these financial statements

LZG International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on May 22, 2000 through May 31, 2013 - continued

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Other Comprehensive	Accumulated Deferred Stock Based Consulting
	Shares	Amount	Capital	Stage	Income	Fees	Total

Balance - May 31, 2011	250,556	$251	$3,063,134	$(3,091,724)	$-	$-	$(28,339)
Net (loss) for the year ended May 31, 2012	-	-	-	(28,178)	-	-	(28,178)
Balance – May 31, 2012	250,556	251	3,063,134	(3,119,902)	-	-	(56,517)
Net (loss) for the year ended May 31, 2013	-	-	-	(35,230)	-	-	(35,230)
Balance – May 31, 2013	250,556	$251	$3,063,134	$(3,155,132)	$-	$-	$(91,747)

The accompanying notes are an integral part of these financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	YEAR ENDED MAY 31, 2013	YEAR ENDED MAY 31, 2012	FROM INCEPTION ON MAY 22, 2000 TO MAY 31, 2013
Cash Flows from Operating Activities
Net Loss	$(35,230)	$(28,178)	$(3.155,132)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	--	--	260
Stock issued for services	--	--	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	24,800	20,500	51,425
Accrued interest	755	560	1,415
Accrued interest - related party	1,880	1,880	6,177
Net Cash Provided (Used) by Operating Activities	(7,795)	(5,238)	(242,988)

Cash Flows From Investing Activities	--	--	--

Cash Flows from Financing Activities:
Proceeds from stock issuances	--	--	209,258
Loans, other	1,500	4,000	10,500
Loans from officer	--	--	23,500
Net Cash Provided by Financing Activities	1,500	--	243,258

Increase (Decrease) in Cash	(6,295)	(1,238)	270

Cash and Cash Equivalents, Beginning of Period	6,565	7,803	--

Cash and Cash Equivalents, End of Period	$270	$6,565	$270

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$--	$--	$1,000
Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
 (A Development Stage Company)
Notes to the Financial Statements
May 31, 2013 and 2012

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

(D) Fair Value of Financial Instruments

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
May 31, 2013 and 2012

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has no significant operations and is considered a development stage company.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 4 - INCOME TAXES

At May 31, 2013, the Company has available unused net operating loss carryforwards of approximately $ 93,007 which may be applied against future taxable income and which expire in various years from 2021 through 2032. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $ 13,951 and $ 8,666 as of May 31, 2013 and 2012, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $ 5,285 during the year ended May 31, 2013.

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2013	2012
Statutory rate (expense)	(15%)	(15%)
Tax effects of:
Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

NOTE 5 - CAPITALIZATION

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
May 31, 2013 and 2012

NOTE 5 – CAPITALIZATION - continued

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of May 31, 2013, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 2013 and have been extended to June 30, 2015. The loans are not collateralized and bear interest at 8% per annum.  Interest expense was $1,880 for the years ended May 31, 2013 and 2012

NOTE 7 – LOAN PAYABLE

The Company borrowed $10,500 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum.  Interest expense was $755 and $560 for years ended May 31, 2013 and 2012, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring after the date of the accompanying balance sheets through the date these financial statements were available to be issued and did not identify any material subsequent events requiring adjustments to the accompanying financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed August 30, 2012, Michael J. Larsen resigned as our independent registered public accounting firm on August 27, 2012.  On that same date, we engaged Sadler, Gibb & Associates, L.L.C. as our independent registered public accounting firm.

As reported in our Form 8-K filed July 12, 2013, we dismissed Sadler, Gibb & Associates, LLC as our independent registered public accounting firm on July 12, 2013.  On that same date, we engaged  KLJ & Associates, LLP as our independent registered public accounting firm.

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

For the year ended May 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director

Greg L. Popp	44	Director and President	August 5, 2008 until next annual meeting

L. Lee Perry	69	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

Greg L. Popp:  Mr. Popp is the President of Marine Life Sciences, LLC, a Nevada company that wholesales and retails neutraceutical products to companies.  He has served as President of that company since April 2005.  In addition, during the past five years he has also served as Director and President of Investrio, Inc., a Utah corporation which has developed a software platform and educational products for consumers.  Neither Marine Life Sciences nor Investrio, Inc. is an affiliate or subsidiary of LZG.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed during the year ended May 31, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2013.  None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 1, 2013.

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

During the year ended May 31, 2012, First Equity Holdings Corp., a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs.  In May 2012, First Equity Holdings Corp. billed the Company $20,500 for these services and costs and during the 2013 year First Equity Holdings Corp. billed the Company an additional $4,300.  Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans.  These funds were used for our operational expenses.  On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012.   On October 5, 2011 Mr. Popp extended the due date of the note to June 30, 2013 and on June 1, 2013, Mr. Popp extended the due date of the note to June 30, 2015.

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

	2012	2013
Audit fees	$4,000	$4,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements
The audited financial statements of LZG International, Inc. are included in this report under Item 8 on pages 14 through 23.

(a)(2)  Financial Statement Schedules
All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)  Exhibits
The following documents have been filed as part of this report.

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10, filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10, filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10, filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, filed May 26, 2010)
10.2	Addendum #2 to Promissory Note, dated April 20, 2010
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
_____________
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

LZG INTERNATIONAL, INC.

Date: August 23, 2013	By:	/s/ Greg L. Popp
Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 23, 2013	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Date: August 23, 2013	By:	/s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director