Form 10-Q
period 2013-08-31
LZG INTERNATIONAL, INC.
filed 2013-09-27
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of the registrant’s common stock as of September 23, 2013 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	13
Item 6.	Exhibits	14
Signatures		15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

For the Three Months Ended

August 31, 2013

(Unaudited)

LZG International, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	AUG 31, 2013	MAY 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,399	$270
Total Current Assets	3,399	270

TOTAL ASSETS	$3,399	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$56,625	$50,425
Loan Payable	19,500	10,500
Accrued Interest	1,733	1,415
Total Current Liabilities	77,858	62,340
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	6,647	6,177
Total Long-term Liabilities	30,147	29,677
TOTAL LIABILITIES	108,005	92,017

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,167,991)	(3,155,132)
Total Stockholders' Deficit	(104,606)	(91,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,399	$270

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	THREE MONTHS ENDED AUG 31, 2013	THREE MONTHS ENDED AUG 31, 2012	FROM INCEPTION ON MAY 22, 2000 T0 AUG 31, 2013

REVENUES	$--	$--	$--

EXPENSES
General and administrative	12,071	9,251	97,226
TOTAL EXPENSES	12,071	9,251	97,226

Net Operating Loss Before Other Expense	(12,071)	(9,251)	(97,226)

OTHER INCOME (EXPENSE)
Interest expense	(318)	(180)	(1,733)
Interest expense – related party	(470)	(470)	(6,907)
Total Other Expense	(788)	(650)	(8,640)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,859)	(9,901)	(105,866)

INCOME TAXES	--	--	--

LOSS FROM CONTINUING OPERATIONS	(12,859)	(9,901)	(105,866)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	(3,062,125)

NET LOSS	$(12,859)	(9,901)	(3,167,991)

Net Loss Per Share	$(0.05)	$(0.04)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED AUG 31, 2013	THREE MONTHS ENDED AUG 31, 2012	FROM INCEPTION ON MAY 22, 2000 TO AUG 31, 2013

Cash Flows from Operating Activities
Net Loss	$(12,859)	$(9,901)	$(3,167,991)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Imputed interest	--	--	260
Stock issued for services	--	--	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	6,200	6,200	57,625
Accrued interest	318	180	1,733
Accrued interest - related party	470	470	6,647
Net Cash Provided (Used) by Operating Activities	(5,871)	(3,051)	(248,859)

Cash Flows From Investing Activities	--	--	--

Cash Flows from Financing Activities:
Proceeds from stock issuances	--	--	209,258
Loans, other	9,000	--	19,500
Loans from officer	--	--	23,500
Net Cash Provided by Financing Activities	9,000	--	252,258

Increase (Decrease) in Cash	3,129	(3,051)	3,399

Cash and Cash Equivalents, Beginning of Period	270	6,565	--

Cash and Cash Equivalents, End of Period	$3,399	$3,514	$3,399

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$--	$--	$1,000
Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
August 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements as reported in Form 10-K. The results of operations for the period ended August 31, 2013 are not necessarily indicative of the operating results for the full year ended May 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,167,991. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through August 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

LZG INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
August 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

NOTE 4 – LOAN PAYABLE

During the three months ended August 31, 2013, the Company received $9,000 in additional cash loans. The total amount of $19,500 is unsecured, bears interest at 8 percent, and is due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2013, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending August 31, 2013. The loans are due on June 30, 2015, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $6,647, and $4,767, as of August 31, 2013, and August 31, 2012, respectively.

For the three months ended August 31, 2013, a related party consulting firm invoiced the Company $6,200 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $56,625, and $31,825, as of August 31, 2013, and August 31, 2012, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

In this report references to “LZG International,” “the Company,” “we,” “us,” and “our” refer to LZG International, Inc.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Liquidity and Capital Resources

At August 31, 2013, we had cash of $3,399 and total liabilities of $108,005 compared to cash of $270 and total liabilities of $92,017 at May 31, 2013. We are currently a development stage company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three month period ended August 31, 2013 (“2014 first quarter”) we borrowed $9,000 from a third party to fund our operations and relied upon First Equity Holdings Corp., a stockholder, for administrative and professional services and out of pocket costs paid on our behalf totaling $6,200. During the year ended May 31, 2013 we borrowed $1,500 from a third party to fund our operations and relied upon First Equity Holdings Corp. for services and advances totaling $24,800.

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

Results of Operations

We did not record revenues in the past two fiscal years. General and administrative expenses increased from $9,251 for the three month period ended August 31, 2012 (“2013 first quarter”) to $12,071 for the 2014 first quarter. The increase was primarily due to consulting, administrative, professional services and out of pocket costs totaling $6,200 provided to or paid on behalf of the Company by First Equity Holdings Corp. during the 2014 first quarter.

Total other expense increased from $650 for the 2013 first quarter to $788 for the 2014 first quarter as a result of interest on loans.

Our net loss increased from $9,901 for 2013 first quarter to $12,859 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

During the 2014 first quarter we borrowed $9,000 from a third party for operating expenses and during the fiscal year ended May 31, 2013 we borrowed $1,500 from a third party for operating expenses. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, filed May 26, 2010)
10.2	Addendum #2 to Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.2 to Form 10-K, filed August 26, 2013)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

LZG INTERNATIONAL, INC.

Date: September 27, 2013	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer