Form 10-Q
period 2013-11-30
LZG INTERNATIONAL, INC.
filed 2014-01-10
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of January 3, 2014 was 250,556.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

For the Three Months Ended

November 30, 2013

(Unaudited)

LZG International, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	NOV 30, 2013	MAY 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,449	$270
Total Current Assets	1,449	270

TOTAL ASSETS	$1,449	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	$62,525	$50,425
Loan Payable	19,500	10,500
Accrued Interest	2,229	1,415
Total Current Liabilities	84,254	62,340
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	7,117	6,177
Total Long-term Liabilities	30,617	29,677
TOTAL LIABILITIES	114,871	92,017

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,176,807)	(3,155,132)
Total Stockholders' Deficit	(113,422)	(91,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,449	$270

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	THREE MONTHS ENDED NOV 30, 2013	THREE MONTHS ENDED NOV 30, 2012	SIX MONTHS ENDED NOV 30, 2013	SIX MONTHS ENDED NOV 30, 2012	FROM INCEPTION ON MAY 22, 2000 T0 NOV 30, 2013

REVENUES	$--	$--	$--	$--	$--

EXPENSES
General and administrative	7,850	7,761	19,921	17,012	105,076
TOTAL EXPENSES	7,850	7,761	19,921	17,012	105,076

Net Operating Loss Before Other Expense	(7,850)	(7,761)	(19,921)	(17,012)	(105,076)

OTHER INCOME (EXPENSE)
Interest expense	(496)	(180)	(814)	(360)	(2,229)
Interest expense – related party	(470)	(470)	(940)	(940)	(7,377)
Total Other Expense	(966)	(650)	(1,754)	(1,300)	(9,606)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,816)	(8,411)	(21,675)	(18,312)	(114,682)

INCOME TAXES	--	--	--	--	--

LOSS FROM CONTINUING OPERATIONS	(8,816)	(8,411)	(21,675)	(18,312)	(114,682)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	--	--	(3,062,125)

NET LOSS	$(8,816)	$(8,411)	$(21,675)	$(18,312)	$(3,176,807)

Net Loss Per Share	$(0.04)	$(0.03)	$(0.09)	$(0.07)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED NOV 30, 2013	SIX MONTHS ENDED NOV 30, 2012	FROM INCEPTION ON MAY 22, 2000 TO NOV 30, 2013

Cash Flows from Operating Activities
Net Loss	$(21,675)	$(18,312)	$(3,176,807)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	--	--	260
Stock issued for services	--	--	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	12,100	12,400	63,525
Accrued interest	814	360	2,229
Accrued interest - related party	940	940	7,117
Net Cash Provided (Used) by Operating Activities	(7,821)	(4,612)	(250,809)

Cash Flows From Investing Activities	--	--	--

Cash Flows from Financing Activities:
Proceeds from stock issuances	--	--	209,258
Loans, other	9,000	--	19,500
Loans from officer	--	--	23,500
Net Cash Provided by Financing Activities	9,000	--	252,258

Increase (Decrease) in Cash	1,179	(4,612)	1,449

Cash and Cash Equivalents, Beginning of Period	270	6,565	--

Cash and Cash Equivalents, End of Period	$1,449	$1,953	$1,449

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$--	$--	$1,000
Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

The accompanying notes are an integral part of these condensed financial statements.

LZG INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
November 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements as reported in Form 10-K. The results of operations for the period ended November 30, 2013 are not necessarily indicative of the operating results for the full year ended May 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,176,807. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through November 30, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

LZG INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
November 30, 2013

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

NOTE 4 – LOAN PAYABLE

During the six months ended November 30, 2013, the Company received $9,000 in additional cash loans. The total amount of $19,500 is unsecured, bears interest at 8 percent, and is due on demand. Interest expense was $814 and $360 for the six months ended November 30, 2013 and 2012, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2013, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending November 30, 2013. The loans are due on June 30, 2015, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $7,117, and $6,117, as of November 30, 2013, and May 31, 2012, respectively. Interest expense was $940 for both of the six months ended November 30, 2013 and 2012.

For the three months ended November 30, 2013, a related party consulting firm invoiced the Company $5,900 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $62,525, and $38,025, as of November 30, 2013, and November 30, 2012, respectively.

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

Liquidity and Capital Resources

At November 30, 2013, we had cash of $1,449 and total liabilities of $114,871 compared to cash of $270 and total liabilities of $92,017 at May 31, 2013. We are currently a development stage company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six month period ended November 30, 2013 (“2014 six month period”) we borrowed $9,000 from a third party to fund our operations and relied upon First Equity Holdings Corp., a stockholder, for administrative and professional services and out of pocket costs paid on our behalf totaling $12,100. During the year ended May 31, 2013 we borrowed $1,500 from a third party to fund our operations and relied upon First Equity Holdings Corp. for services and advances totaling $24,800.

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

Results of Operations

We did not record revenues in the past two fiscal years. General and administrative expenses increased from $7,761 for the three month period ended November 30, 2012 (“2013 second quarter”) to $7,850 for the three month period ended November 30, 2013 (“2014 second quarter”). General and administrative expenses increased from $17,012 for the six month period ended November 30, 2012 (“2013 six month period”) to $19,921 for the 2014 six month period. The increases were primarily due to consulting, administrative, professional services and out of pocket costs totaling $12,100 provided to or paid on behalf of the Company by First Equity Holdings Corp. during the 2014 six month period.

Total other expense increased from $650 for the 2013 second quarter to $966 for the 2014 second quarter and increased from $1,300 for the 2013 six month period to $1,754 for the 2014 six month period as a result of interest on loans.

Our net loss increased from $8,411 for 2013 second quarter to $8,816 for the 2014 second quarter and increased from $18,312 for the 2013 six month period to $21,675 for the 2014 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
_______________
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

LZG INTERNATIONAL, INC.

Date: January 9, 2014	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer