Form 10-Q
period 2014-02-28
LZG INTERNATIONAL, INC.
filed 2014-04-14
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#8, 220 SOUTH 200 EAST, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of April 9, 2014 was 250,556.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

(A Development Stage Company)

For the Three and Nine Months Ended

February 28, 2014

(Unaudited)

LZG International, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	FEB 28, 2014	MAY 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$449	$270
Total Current Assets	449	270

TOTAL ASSETS	$449	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $65,625 and $50,425	$66,302	$50,425
Loan Payable	19,500	10,500
Accrued Interest	2,619	1,415
Total Current Liabilities	88,421	62,340
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	7,587	6,177
Total Long-term Liabilities	31,087	29,677
TOTAL LIABILITIES	119,508	92,017

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,182,444)	(3,155,132)
Total Stockholders' Deficit	(119,059)	(91,747)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$449	$270

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	THREE MONTHS ENDED FEB 28, 2014	THREE MONTHS ENDED FEB 28, 2013	NINE MONTHS ENDED FEB 28, 2014	NINE MONTHS ENDED FEB 28, 2013	FROM INCEPTION ON MAY 22, 2000 T0 FEB 28, 2014

REVENUES	$--	$--	$--	$--	$--

EXPENSES
General and administrative	4,777	7,700	24,698	24,712	109,853
TOTAL EXPENSES	4,777	7,700	24,698	24,712	109,853

Net Operating Loss Before Other Expense	(4,777)	(7,700)	(24,698)	(24,712)	(109,853)

OTHER INCOME (EXPENSE)
Interest expense	(390)	(185)	(1,204)	(545)	(2,619)
Interest expense – related party	(470)	(470)	(1,410)	(1,410)	(7,847)
Total Other Expense	(860)	(655)	(2,614)	(1,955)	(10,466)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,637)	(8,355)	(27,312)	(26,667)	(120,319)

INCOME TAXES	--	--	--	--	--

LOSS FROM CONTINUING OPERATIONS	(5,637)	(8,355)	(27,312)	(26,667)	(120,319)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	--	--	(3,062,125)

NET LOSS	$(5,637)	$(8,355)	$(27,312)	$(26,667)	$(3,182,444)

Net Loss Per Share	$(0.02)	$(0.03)	$(0.11)	$(0.11)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED FEB 28, 2014	NINE MONTHS ENDED FEB 28, 2013	FROM INCEPTION ON MAY 22, 2000 TO FEB 28, 2014

Cash Flows from Operating Activities
Net Loss	$(27,312)	$(26,667)	$(3,182,444)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Imputed interest	--	--	260
Stock issued for services	--	--	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	15,877	19,100	67,302
Accrued interest	1,204	545	2,619
Accrued interest - related party	1,410	1,410	7,587
Net Cash Provided (Used) by Operating Activities	(8,821)	(5,612)	(251,809)

Cash Flows From Investing Activities	--	--	--

Cash Flows from Financing Activities:
Proceeds from stock issuances	--	--	209,258
Loans, other	9,000	1,500	19,500
Loans from officer	--	--	23,500
Net Cash Provided by Financing Activities	9,000	1,500	252,258

Increase (Decrease) in Cash	179	(4,112)	449

Cash and Cash Equivalents, Beginning of Period	270	6,565	--

Cash and Cash Equivalents, End of Period	$449	$2,453	$449

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$--	$--	$1,000
Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

The accompanying notes are an integral part of these condensed financial statements.

LZG INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
February 28, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2013 audited financial statements as reported in Form 10-K. The results of operations for the period ended February 28, 2014 are not necessarily indicative of the operating results for the full year ended May 31, 2014.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,182,444. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through February 28, 2014. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

LZG INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
February 28, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 4 - LOAN PAYABLE

During the nine months ended February 28, 2014, the Company received $9,000 in additional cash loans. The total amount of $19,500 is unsecured, bears interest at 8%, and is due on demand. Interest expense was $1,204 and $545 for the nine months ended February 28, 2014 and 2013, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2014, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending February 28, 2014. The loans are due on June 30, 2015, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $7,587, and $6,177, as of February 28, 2014, and May 31, 2013, respectively. Interest expense was $1,410 for both of the nine months ended February 28, 2014 and 2013.

For the three and nine months ended February 28, 2014, a related party consulting firm invoiced the Company $3,100 and $15,200, respectively for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The amounts for the three and nine months ended February 28, 2013 were $6,700 and $19,100, respectively. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $65,625, and $44,725, as of February 28, 2014, and 2013, respectively.

NOTE 6 - SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

At February 28, 2014, we had cash of $449 and total liabilities of $119,508 compared to cash of $270 and total liabilities of $92,017 at May 31, 2013. We are currently a development stage company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine month period ended February 28, 2014 (“2014 nine month period”) we borrowed $9,000 from a third party to fund our operations and relied upon First Equity Holdings Corp., a stockholder (“First Equity”), for administrative and professional services and out of pocket costs paid on our behalf totaling $15,200. During the year ended May 31, 2013 we borrowed $1,500 from a third party to fund our operations and relied upon First Equity Holdings Corp. for services and advances totaling $24,800.

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

Results of Operations

We did not record revenues in the past two fiscal years. General and administrative expenses decreased from $7,700 for the three month period ended February 28, 2013 (“2013 third quarter”) to $4,777 for the three month period ended February 28, 2014 (“2014 third quarter”). General and administrative expenses decreased from $24,712 for the nine month period ended November 30, 2013 (“2013 nine month period ”) to $24,698 for the 2014 nine month period. The decreases were primarily due to decreases in consulting, administrative, professional services and out of pocket costs provided to or paid on behalf of the Company by First Equity during the 2014 nine month period.

Total other expense increased from $655 for the 2013 third quarter to $860 for the 2014 third quarter and increased from $1,955 for the 2013 nine month period to $2,614 for the 2014 nine month period as a result of interest on loans payable.

Our net loss decreased from $8,355 for 2013 third quarter to $5,637 for the 2014 third quarter and increased from $26,667 for the 2013 nine month period to $27,312 for the 2014 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012. Accrued interest on this loan was $7,587 as of February 28, 2014. On July 1, 2013, Mr. Popp extended the due date of this loan from June 30, 2013 to June 30, 2015.

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

 Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
__________________
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

LZG INTERNATIONAL, INC.

Date: April 14, 2014	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director Principal Executive and Financial Officer