Form 10-K
period 2014-05-31
LZG INTERNATIONAL, INC.
filed 2014-08-15
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 000-53994

_____________________

LZG International, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 SOUTH 200 EAST, SUITE #8, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

(801) 323-2395

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐  The registrant does not have a Web site.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☑    No  ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of August 1, 2014, was 250,556.

Documents incorporated by reference: None

2

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	32
Signatures		33

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

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including, but not limited to, determining the suitability of the stock for a particular customer, and obtaining a writtends agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 31.

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

Holders

We have 58 stockholders of record of our common stock as of August 1, 2014. The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2014, we had cash of $6,879 and total liabilities of $131,939 compared to cash of $270 and total liabilities of $92,017 at May 31, 2013. We are currently a development stage company and have not recorded revenues from operations since inception. In addition, we have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2014 we borrowed $17,800 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder (“First Equity”), for administrative and professional services totaling $18,400. During the year ended May 31, 2013 we borrowed $1,500 from a third party and relied upon First Equity for administrative and professional services totaling $24,800.

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

Results of Operations

We did not record revenues in the 2014 and 2013. General and administrative expenses decreased from $32,595 for 2013 to $29,591 for 2014. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2014 decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased from $2,635 for 2013 to $3,722 for 2014 as a result of interest on loans.

Our net loss decreased from $35,230 for 2013 to $33,313 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. On July 1, 2013, Mr. Popp extended the due date of this loan from June 30, 2013 to June 30, 2015.

During 2014 we borrowed $17,800 and during 2013 we borrowed $1,500 from a third party for operating expenses. At May 31, 2014 we owe the third party $28,300. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LZG INTERNATIONAL, INC.

(A Development Stage Company)

Financial Statements

For the Years Ended May 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders LZG International, Inc.

We have audited the accompanying balance sheets of LZG International, Inc. (a development stage company) (the “Company”) as of May 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. LGZ International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGZ International, Inc. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for years ended May 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
August 11, 2014

1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

LZG International, Inc.

(A Development Stage Company)

Balance Sheets

	May 31, 2014	May 31, 2013
ASSETS
Current Assets
Cash	$6,879	$270
Total Current Assets	6,879	270
Total Assets	$6,879	$270
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable, including related party payable of $68,625 and $50,425	$68,825	$50,425
Loan Payable	28,300	10,500
Accrued Interest	3,257	1,415
Total Current Liabilities	100,382	62,340
LONG-TERM LIABILITIES
Loan Payable- related party	23,500	23,500
Accrued Interest- related party	8,057	6,177
Total Long-term Liabilities	31,557	29,677
Total Liabilities	131,939	92,017
Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit accumulated during the development stage	(3,188,445)	(3,155,132)
Total Stockholders' Deficit	(125,060)	(91,747)
Total Liabilities and Stockholders' Deficit	$6,879	$270

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Statements of Operations

	Year ended May 31, 2014	Year Ended May 31, 2013	From Inception on May 22, 2000 to May 31, 2014
Revenues	$—	$—	$—
Expenses
General and administrative	29,591	32,595	114,746
total expenses	29,591	32,595	114,746
Net Operating Loss Before Other Expense	(29,591)	(32,595)	(114,746)

Other Income (Expense)
Interest expense	(1,842)	(755)	(3,257)
Interest expense- related party	(1,880)	(1,880)	(8,317)
Total other expense	(3,722)	(2,635)	(11,574)

Loss from continuing operations before income taxes	(33,313)	(35,230)	(126,320)
Income taxes	—	—	—
Loss from continuing operations	(33,313)	(35,230)	(126,320)
Discontinued operations
Loss from discontinued operations	—	—	(3,062,125)

Net Loss	$(33,313)	$(35,230)	$(3,188,445)

Net Loss Per Share	(0.13)	(0.14)

Weighted Average Shares Outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity From Inception on May 22, 2000 through May 31, 2014

				Deficit		Accumulated
				Accumulated		Deferred
			Additional	During the	Other	Stock Based
	Common Stock		Paid in	Development	Comprehensive	Consulting
	Shares	Amount	Capital	Stage	Income	Fees	Total

Balance, May 22, 2000	-	$ -	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	46,289	46	9,212	-	-	-	9,258
Common stock issued for services	27,358	28	1,805,610	-	-	(1,805,638)	-
In-kind contribution of services by stockholders	-	-	54,360	-	-	-	54,360
Foreign currency translation adjustment	-	-	-	-	2,687	-	2,687
Net (loss) for the year ended May 31, 2000	-	-	-	(168,538)	-	-	(168,538)
Balance - May 31, 2000	73,647	74	1,869,182	(168,538)	2,687	(1,805,638)	(102,233)
Common stock issued for cash at $66.67 per share	3,000	3	199,997	-	-	-	200,000
Common stock issued for services valued at $66.00 per share	15,043	15	992,854	-	-	-	992,869
Recognize balance of deferred stock fees	-	-	-	(1,805,638)	-	1,805,638	-
Foreign currency translation adjustment	-	-	-	-	1,179	-	1,179
Net (loss) for the year ended May 31, 2001	-	-	-	(1,221,926)	-	-	(1,221,926)
Balance - May 31, 2001	91,690	92	3,062,033	(3,196,102)	3,866	-	(130,111)
Transfer comprehensive income to accumulated deficit for discontinued subsidiary	-	-	-	3,866	(3,866)	-	-
Write off balance of assets on books at 10-31-2000	-	-	-	(20,599)	-	-	(20,599)
Write off balance of liabilities on books at 10-31-2000	-	-	-	150,710	-	-	150,710
Net (loss) for the year ended May 31, 2002	-	-	-	(1,736)	-	-	(1,736)
Balance - May 31, 2002	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2003	-	-	-	-	-	-	-
Balance - May 31, 2003	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2004	-	-	-	-	-	-	-
Balance - May 31, 2004	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2005	-	-	-	-	-	-	-
Balance - May 31, 2005	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2006	-	-	-	-	-	-	-
Balance - May 31, 2006	91,690	92	3,062,033	(3,063,861)	-	-	(1,736)
Net (loss) for the year ended May 31, 2007	-	-	-	(2,686)	-	-	(2,686)
Balance - May 31, 2007	91,690	92	3,062,033	(3,066,547)	-	-	(4,422)
Net (loss) for the year ended May 31, 2008	-	-	-	(1,703)	-	-	(1,703)
Balance - May 31, 2008	91,690	92	3,062,033	(3,068,250)	-	-	(6,125)
Common stock issued in settlement of debt	158,310	159	841	-	-	-	1,000
Adjustment for fractional shares issued with reverse stock split	556	-	-	-	-	-	-
Net (loss) for the year ended May 31, 2009	-	-	-	(5,641)	-	-	(5,641)
Balance - May 31, 2009	250,556	251	3,062,874	(3,073,891)	-	-	(10,766)
Capital contribution from imputed interest	-	-	260	-	-	-	260
Net (loss) for the year ended May 31, 2010	-	-	-	(9,347)	-	-	(9,347)
Balance - May 31, 2010	250,556	251	3,063,134	(3,083,238)	-	-	(19,853)
Net (loss) for the year ended May 31, 2011	-	-	-	(8,486)	-	-	(8,486)
Balance - May 31, 2011	250,556	$ 251	$3,063,134	$(3,091,724)	$ -	$ -	$ (28,339)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity From Inception on May 22, 2000 through May 31, 2014- continued

				Deficit		Accumulated
				Accumulated		Deferred
			Additional	During the	Other	Stock Based
	Common Stock		Paid in	Development	Comprehensive	Consulting
	Shares	Amount	Capital	Stage	Income	Fees	Total

Balance, May 22, 2011	250,556	$ 251	$3,063,134	$ (3,091,724)	$ -	$ -	$ (28,339)
Net (loss) for the year ended May 31, 2012	-	-	-	(28,178)	-	-	(28,178)
Balance - May 31, 2012	250,556	251	3,063,134	(3,119,902)	-	-	(56,517)
Net (loss) for the year ended May 31, 2013	-	-	-	(35,230)	-	-	(35,230)
Balance - May 31, 2013	250,556	251	3,063,134	(3,155,132)	-	-	(91,747)
Net (loss) for the year ended May 31, 2014	-	-	-	(33,313)	-	-	(33,313)
Balance - May 31, 2014	250,556	$ 251	3,063,134	$(3,188,445)	$ -	$ -	$(125,060)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Statements of Cash Flows

	YEAR ENDED MAY 31, 2014	YEAR ENDED MAY 31, 2013	FROM INCEPTION ON MAY 22, 2000 TO MAY 31, 2014

Cash Flows from Operating Activities
Net Loss	$(33,313)	$(35,230)	$(3,188,445)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Imputed interest	—	—	260
Stock issued for services	—	—	2,852,867
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	18,400	24,800	69,825
Accrued interest	1,842	755	3,257
Accrued interest - related party	1,880	1,880	8,057
Net Cash Provided (Used) by Operating Activities	(11,191)	(7,795)	(254,179)

Cash Flows From Investing Activities	—	—	—

Cash Flows from Financing Activities:
Proceeds from stock issuances	—	—	209,258
Loans, other	17,800	1,500	28,300
Loans from officer	—	—	23,500
Net Cash Provided by Financing Activities	17,800	1,500	261,058

Increase (Decrease) in Cash	6,609	(6,295)	6,879

Cash and Cash Equivalents, Beginning of Period	270	6,565	—

Cash and Cash Equivalents, End of Period	$6,879	$270	$6,879

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$—	$—	$1,000
Cash Paid For:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014 and 2013

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

(E)  Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of May 31, 2014 and 2013, all common stock activity has been included and there were no items considered to be anti-dilutive

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014 and 2013

NOTE 1 - Organization and Summary of Significant Accounting Policies (Continued)

Following is a reconciliation of the loss per share for the years ended May 31, 2014 and 2013, respectively:

	For the Years Ended
	May 31,
	2014	2013
Net (loss) available to
Common shareholders	$(33,313)	$(35,230)

Weighted average shares	250,556	250,556

Basic and fully diluted loss per share (based on weighted average shares)	$(0.13)	$(0.14)

(F)	Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at May 31, 2014 and 2013.

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

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014 and 2013

NOTE 4 – Income Taxes

At May 31, 2014, the Company has available unused net operating loss carryforwards of approximately $ 126,320 which may be applied against future taxable income and which expire in various years from 2021 through 2033. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $ 18,948 and $ 13,951 as of May 31, 2014 and 2013, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $ 4,997 during the year ended May 31, 2014.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of May 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2013, 2012 and 2011.

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

LZG International, Inc.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014 and 2013

NOTE 5 - Capitalization (Continued)

On August 5, 2008, the stockholders approved a 1 for 200 reverse stock split, effective August 25, 2008. The reverse resulted in the issuance of an additional 556 shares for rounding up of fractional shares. These financial statements and accompanying notes have been restated to reflect the reverse stock split.

NOTE 6 - Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2014, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2013 and have been extended to June 30, 2015. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for years ended May 31, 2014 and 2013.

NOTE 7 – Loan Payable

The Company borrowed $28,300 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $1,842 and $755 for years ended May 31, 2014 and 2013.

NOTE 8 – Subsequent Events

The Company has evaluated all events occurring after the date of the accompanying balance sheets through the date the financial statements were available to be issued and did not identify any material subsequent events requiring adjustments to the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with accountants on accounting financial disclosure.

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

For the year ended May 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	45	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	70	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

L. Lee Perry: Ms. Perry serves as President of Business Builders, Inc., a privately held Utah corporation that provides business consulting for small businesses which she co-founded in 1997. Her business experience includes operating a small consulting business and prior experience as a director and executive officer of Globalwise Investments, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12. While serving as director and executive officer of Globalwise Investments, Inc. she participated in that company’s acquisition of a business opportunity.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the year ended May 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2014. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 1, 2014.

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

During the years ended May 31, 2014 and 2013, First Equity, a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. During the 2014 year First Equity billed the Company $18,400 for its services and advances. During the 2013 year First Equity billed the Company $4,300. As of May 31, 2014 First Equity’s account payable totals $68,825. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, KLJ & Associates, LLP, Certified Public Accountants, in connection with the audit of our financial statements and other professional services.

	2014	2013
Audit fees	$7,500	$4,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of LZG International, Inc. are included in this report under Item 8 on pages 15 through 25.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10, filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10, filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10, filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, filed May 26, 2010)
10.2	Addendum #2 to Promissory Note, dated April 20, 2010, dated June 1, 2013 (Incorporated by reference to exhibit 10.2 to Form 10-K, filed August 26, 2013)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LZG INTERNATIONAL, INC.

Dated: August 15, 2014	By: /s/ Greg L. Popp
Greg L. Popp
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2014	By: /s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Dated: August 15, 2014	By: /s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director

