Form 10-Q
period 2014-08-31
LZG INTERNATIONAL, INC.
filed 2014-09-30
CIK 1126115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 000-53994

LZG International, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 SOUTH 200 EAST, SUITE #8, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of September 26, 2014, was 250,556.

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	13

PART II- OTHER INFORMATION

Item 1A.	Risk Factors	13
Item 6.	Exhibits	15
Signatures		16

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2014

(Unaudited)

LZG International, Inc.

Balance Sheets

	AUG 31, 2014	MAY 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$2,945	$6,879
Total Current Assets	2,945	6,879
Total Assets	$2,945	$6,879
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable, including related party payable of $71,600 and $68,825	$71,600	$68,825
Loan Payable	28,300	28,300
Accrued Interest	3,823	3,257
Total Current Liabilities	103,723	100,382
LONG-TERM LIABILITIES
Loan Payable- related party	23,500	23,500
Accrued Interest- related party	8,527	8,057
Total Long-term Liabilities	32,027	31,557
Total Liabilities	135,750	131,939
Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit accumulated during the development stage	(3,196,190)	(3,188,445)
Total Stockholders' Deficit	(132,805)	(125,060)
Total Liabilities and Stockholders' Deficit	$2,945	$6,879

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2014	THREE MONTHS ENDED AUG 31, 2013

REVENUES	$—	$—
EXPENSES
General and administrative	6,709	12,071
TOTAL EXPENSES	6,709	12,071
Net Operating Loss Before Other Expense	(6,709)	(12,071)

OTHER INCOME (EXPENSE)
Interest expense	(566)	(318)
Interest expense – related party	(470)	(470)
Total Other Expense	(1,036)	(788)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,745)	(12,859)
INCOME TAXES	—	—
LOSS FROM CONTINUING OPERATIONS	(7,745)	(12,859)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(7,745)	$(12,859)

Net Loss Per Share	$(0.03)	$(0.05)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2014	THREE MONTHS ENDED AUG 31, 2013

Cash Flows from Operating Activities
Net Loss	$(7,745)	$(12,859)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Imputed interest	—	—
Stock issued for services	—	—
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	2,775	6,200
Accrued interest	566	318
Accrued interest - related party	470	470
Net Cash Provided (Used) by Operating Activities	(3,934)	(5,871)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from stock issuances	—	—
Loans, other	—	9,000
Loans from officer	—	—
Net Cash Provided by Financing Activities	—	9,000

Increase (Decrease) in Cash	(3,934)	3,129

Cash and Cash Equivalents, Beginning of Period	6,879	270

Cash and Cash Equivalents, End of Period	$2,945	$3,399

Supplemental Cash Flow Information:
Issuance of stock in settlement of debt	$—	$—
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

August 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements as reported in Form 10-K. The results of operations for the period ended August 31, 2014 are not necessarily indicative of the operating results for the full year ended May 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,196,190. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

LZG INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

August 31, 2014

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

Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – LOAN PAYABLE

As of August 31, 2014, the Company has a loan from a non-related party totaling $28,300 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the three months ended August 31, 2014 and 2013 was $566 and $316, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2014, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending August 31, 2014. The loans are due on June 30, 2015, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $8,527, and $8,057, as of August 31, 2014, and May 31, 2014, respectively.

For the three months ended August 31, 2014, a related party consulting firm invoiced the Company $2,775 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $71,600, and $68,825, as of August 31, 2014, and May 31, 2014, respectively.

LZG INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

August 31, 2014

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

Liquidity and Capital Resources

At August 31, 2014, we had cash of $2,945 and total liabilities of $135,750 compared to cash of $6,879 and total liabilities of $131,939 at May 31, 2014. We are currently an emerging growth company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three month period ended August 31, 2014 (“2015 first quarter”) we relied upon First Equity Holdings Corp., a consulting firm and a stockholder (“First Equity”), for administrative and professional services and out of pocket costs paid on our behalf totaling $2,775.

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

Results of Operations

We have not recorded revenues in the past two fiscal years. General and administrative expenses decreased from $12,071 for the three month period ended August 31, 2013 (“2014 first quarter”) compared to $6,709 for the 2015 first quarter. The decreases were primarily due to reduced consulting and administrative fees.

Total other expense increased from $788 for the 2014 first quarter compared to $1,036 for the 2015 first quarter as a result of interest expense on loans payable.

Our net loss decreased from $12,859 for 2014 first quarter compared to $7,745 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012. Accrued interest on this loan was $8,527 as of August 31, 2014. On July 1, 2013, Mr. Popp extended the due date of this loan from June 30, 2013 to June 30, 2015.

During the fiscal year ended May 31, 2014 we borrowed $17,800 from a third party and at August 31, 2014 we owe the third party a total of $28,300. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

For the three months ended August 31, 2014, First Equity invoiced the Company $2,775 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to First Equity for its services was $71,600 as of August 31, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Dated: September 30, 2014	By: /s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

