Form 10-Q
period 2014-11-30
LZG INTERNATIONAL, INC.
filed 2015-01-06
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT O 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 SOUTH 200 EAST #8, SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of January 2, 2015 was 250,556.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Six Months Ended

November 30, 2014

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

ASSETS	NOV 30, 2014	MAY 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash	$1,516	$6,879
Total Current Assets	1,516	6,879

TOTAL ASSETS	$1,516	$6,879

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $74,200 and $68,825	$74,200	$68,825
Loan Payable	28,300	28,300
Accrued Interest	4,389	3,257
Total Current Liabilities	106,889	100,382
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	8,997	8,057
Total Long-term Liabilities	32,497	31,557
TOTAL LIABILITIES	139,386	131,939

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,201,255)	(3,188,445)
Total Stockholders' Deficit	(137,870)	(125,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,516	6,879

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2014	THREE MONTHS ENDED NOV 30, 2013	SIX MONTHS ENDED NOV 30, 2014	SIX MONTHS ENDED NOV 30, 2014

REVENUES	$--	$--	$--	$--

EXPENSES
General and administrative	4,029	7,850	10,738	19,921
TOTAL EXPENSES	4,029	7,850	10,738	19,921

Net Operating Loss Before Other Expense	(4,029)	(7,850)	(10,738)	(19,921)

OTHER INCOME (EXPENSE)
Interest expense	(566)	(496)	(1,132)	(814)
Interest expense – related party	(470)	(470)	(940)	(940)
TOTAL OTHER EXPENSE	(1,036)	(966)	(2,072)	(1,754)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,065)	(8,816)	(12,810)	(21,675)

INCOME TAXES	--	--	--	--

NET LOSS	$(5,065)	$(8,816)	$(12,810)	$(21,675)

Net Loss Per Share	$(0.02)	$(0.04)	$(0.05)	$(0.09)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2014	SIX MONTHS ENDED NOV 30, 2013

Cash Flows from Operating Activities
Net Loss	$(12,810)	$(21,675)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:	--	--
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	5,375	12,100
Accrued interest	1,132	814
Accrued interest - related party	940	940
Net Cash Provided (Used) by Operating Activities	(5,363)	(7,821)

Cash Flows From Investing Activities	--	--

Cash Flows from Financing Activities:
Loans	--	9,000
Net Cash Provided by Financing Activities	--	9,000

Increase (Decrease) in Cash	(5,363)	1,179

Cash and Cash Equivalents, Beginning of Period	6,879	270

Cash and Cash Equivalents, End of Period	$1,516	$1,449

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$--	$--
Income Taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

November 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements as reported in Form 10-K. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the operating results for the full year ended May 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,201,255. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions,

LZG INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

November 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – continued

uncertainties and markets that could affect the financial statements and future operations of the Company.

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

NOTE 4 – LOAN PAYABLE

As of November 30, 2014, the Company has a loan from a non-related party totaling $28,300 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the six months ended November 30, 2014 and 2013 was $1,132 and $814 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2014, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending November 30, 2014. The loans are due on June 30, 2015, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $8,997, and $8,057, as of November 30, 2014, and May 31, 2014, respectively.

For the three months ended November 30, 2014, a related party consulting firm invoiced the Company $2,600 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $74,200, and $68,825, as of November 30, 2014, and May 31, 2014 respectively.

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

Liquidity and Capital Resources

At November 30, 2014, we had cash of $1,516 and total liabilities of $139,386 compared to cash of $6,879 and total liabilities of $131,939 at May 31, 2014. We are currently an emerging growth company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six month period ended November 30, 2014 we relied upon First Equity Holdings Corp., a consulting firm and a stockholder (“First Equity”), for administrative and professional services and out of pocket costs paid on our behalf totaling $5,375.

The lack of revenues raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Results of Operations

We have not recorded revenues in the past two fiscal years. General and administrative expenses decreased to $10,738 for the six month period ended November 30, 2014 (“2015 six month period”) compared to $19,921 for the six month period ended November 30, 2013 (“2014 six month period”). General and administrative expenses decreased to $4,029 for the three month period ended November 30, 2014 (“2015 second quarter”) compared to $7,850 for the three month period ended November 30, 2013 (“2014 second quarter”). The decreases were primarily due to reduced consulting and administrative fees.

Total other expense increased to $2,072 for the 2015 six month period compared to $1,754 for the 2014 six month period and increased to $1,036 for the 2015 second quarter compared to $966 for the 2014 second quarter compared. The increases were a result of accrued interest expense on loans payable.

Our net loss decreased to $12,810 for the 2015 six month period compared to $21,675 for the 2014 six month period and net loss decreased to $5,065 for the 2015 second quarter compared to $8,816 for 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012. Accrued interest on this loan was $8,997 as of November 30, 2014. On July 1, 2013, Mr. Popp extended the due date of this loan from June 30, 2013 to June 30, 2015.

During the fiscal year ended May 31, 2014 we borrowed $17,800 from a third party and at November 30, 2014 we owe the third party a total of $28,300. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

For the six months ended November 30, 2014, First Equity invoiced the Company $5,375 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to First Equity for its services was $74,200 as of November 30, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Part I. EXHIBITS
No.	Description
31.1	Principal Executive Officer Certification
32.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II. Exhibits
No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.1 to Form 10, filed May 26, 2010)
10.2	Addendum #2 to Promissory Note, dated April 20, 2010 (Incorporated by reference to exhibit 10.2 to Form 10-K, filed August 26, 2013)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Date: January 6, 2015		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

