Form 10-Q
period 2015-02-28
LZG INTERNATIONAL, INC.
filed 2015-04-13
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-53994

_____________________

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 SOUTH 200 EAST #8 SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

(801) 323-2395

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of April 8, 2015 was 250,556.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	13
Item 6.	Exhibits	15
	Signatures	16

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Nine months Ended

February 28, 2015

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

ASSETS	FEB 28, 2015	MAY 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash	$191	$6,879
Total Current Assets	191	6,879

TOTAL ASSETS	$191	$6,879

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $76,725 and $68,825	$76,725	$68,825
Loan Payable	28,300	28,300
Accrued Interest	4,955	3,257
Total Current Liabilities	109,980	100,382
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	9,467	8,057
Total Long-term Liabilities	32,967	31,557
TOTAL LIABILITIES	142,947	131,939

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,206,141)	(3,188,445)
Total Stockholders' Deficit	(142,756)	(125,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$191	$6,879

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 28, 2015	THREE MONTHS ENDED FEB 28, 2014	NINE MONTHS ENDED FEB 28, 2015	NINE MONTHS ENDED FEB 28, 2014

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	3,850	4,777	14,588	24,698
TOTAL EXPENSES	3,850	4,777	14,588	24,698

Net Operating Loss Before Other Expense	(3,850)	(4,777)	(14,588)	(24,698)

OTHER INCOME (EXPENSE)
Interest expense	(566)	(390)	(1,698)	(1,204)
Interest expense – related party	(470)	(470)	(1,410)	(1,410)
TOTAL OTHER EXPENSE	(1,036)	(860)	(3,108)	(2,614)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,886)	(5,637)	(17,696)	(27,312)

INCOME TAXES	—	—	—	—

NET LOSS	$(4,886)	$(5,637)	$(17,696)	$(27,312)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.07)	$(0.11)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2015	NINE MONTHS ENDED FEB 28, 2014

Cash Flows from Operating Activities
Net Loss	$(17,696)	$(27,312)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:	—	—
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	7,900	15,877
Accrued interest	1,698	1,204
Accrued interest - related party	1,410	1,410
Net Cash Provided (Used) by Operating Activities	(6,688)	(8,821)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	—	9,000
Net Cash Provided by Financing Activities	—	9,000

Increase (Decrease) in Cash	(6,688)	179

Cash and Cash Equivalents, Beginning of Period	6,879	270

Cash and Cash Equivalents, End of Period	$191	$449

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

February 28, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements as reported in Form 10-K. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the operating results for the full year ended May 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,206,141. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

February 28, 2015

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

NOTE 4 – LOAN PAYABLE

As of February 28, 2015, the Company has a loan from a non-related party totaling $28,300 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the nine months ended February 28, 2015 and 2014 was $1,698 and $1,204 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2015, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending February 28, 2015. The loans are due on June 30, 2015, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $9,467, and $8,057, as of February 28, 2015, and May 31, 2014, respectively.

For the three months ended February 28, 2015, a related party consulting firm invoiced the Company $2,525 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $76,725, and $68,825, as of February 28, 2015, and May 31, 2014 respectively.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

February 28, 2015

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

Liquidity and Capital Resources

At February 28, 2015, we had cash of $191 and total liabilities of $142,947 compared to cash of $6,879 and total liabilities of $131,939 at May 31, 2014. We are currently an emerging growth company and have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine month period ended February 28, 2015 we relied upon First Equity Holdings Corp., a consulting firm and a stockholder (“First Equity”), for administrative and professional services and out of pocket costs paid on our behalf totaling $7,900.

The lack of revenue raises substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

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

Results of Operations

We have not recorded revenues in the past two fiscal years. General and administrative expenses decreased to $14,588 for the nine month period ended February 28, 2015 (“2015 nine month period”) compared to $24,698 for the nine month period ended February 28, 2014 (“2014 nine month period”). General and administrative expenses decreased to $3,850 for the three month period ended February 28, 2015 (“2015 second quarter”) compared to $4,777 for the three month period ended February 28, 2014 (“2014 second quarter”). The decreases were primarily due to reduced consulting and administrative fees.

Total other expense increased to $3,108 for the 2015 nine month period compared to $2,614 for the 2014 nine month period and increased to $1,036 for the 2015 second quarter compared to $860 for the 2014 second quarter compared. The increases were a result of accrued interest expense on loans payable.

Our net loss decreased to $17,696 for the 2015 nine month period compared to $27,312 for the 2014 nine month period and net loss decreased to $4,886 for the 2015 second quarter compared to $5,637 for 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matures in June 2012. Accrued interest on this loan was $9,467 as of February 28, 2015. On July 1, 2013, Mr. Popp extended the due date of this loan from June 30, 2013 to June 30, 2015.

During the fiscal year ended May 31, 2014 we borrowed $17,800 from a third party and at February 28, 2015 we owe the third party a total of $28,300. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

For the nine months ended February 28, 2015, First Equity invoiced the Company $7,900 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to First Equity for its services was $76,725 as of February 28, 2015.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction and are not quoted on any OTC market. Accordingly, there is no public trading market for the common stock. Further, no public trading market is expected to develop in the short term. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold until one year after:

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

LZG INTERNATIONAL, INC.

Dated: April 13, 2015	By: /s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

