Form 10-K
period 2015-05-31
LZG INTERNATIONAL, INC.
filed 2015-08-11
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2015, was 250,556.

Documents incorporated by reference: None

-2-

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

PART I

ITEM 1. BUSINESS

Historical Development

LZG International, Inc. was incorporated in the state of Florida on May 22, 2000, as LazyGrocer.Com, Inc. We intended to establish an online grocery solution, but we were unable to raise sufficient capital to continue operations and as a result limited our operations in November 2001. On August 28, 2009, the Company’s name was changed to LZG International, Inc.

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

We are a "blank check" company based on our proposed business activities. The SEC defines those companies as "any company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

In addition, certain conflicts of interest exist or may develop between LZG International and our executive officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other shell reporting companies. (See Item 10, below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, in the process of negotiations for an acquisition or merger, our management may consider their own personal pecuniary benefit or the interests of other shell companies they are affiliated with rather than the best interests of LZG International and our stockholders.

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

We have few assets and have not recorded revenues since inception. We will not receive revenues until we select an industry in which to commence business operations or complete an acquisition, reorganization or merger. We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

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

Holders

We have 58 stockholders of record of our common stock as of August 6, 2015. The Company has not issued any shares of its preferred stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations since inception and lack revenues to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders and/or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company.

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

Liquidity and Capital Resources

At May 31, 2015, we had cash of $3,716 and total liabilities of $151,544 compared to cash of $6,879 and total liabilities of $131,939 at May 31, 2014. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2015 we borrowed $5,000 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder (“First Equity”), for administrative and professional services totaling $10,375. During the year ended May 31, 2014 we borrowed $17,800 from a third party and relied upon First Equity for administrative and professional services totaling $18,400.

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

Results of Operations

We did not record revenues in 2015 or 2014. General and administrative expenses decreased from $29,591 for 2014 to $18,538 for 2015.

General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2015 decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased from $3,722 for 2014 to $4,230 for 2015 as a result of interest on loans.

Our net loss decreased from $33,313 for 2014 to $22,768 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. On June 9, 2015, Mr. Popp extended the due date of this loan from June 30, 2015 to June 30, 2016. During 2015 we borrowed $5,000 and during 2014 we borrowed $17,800 from a third party for operating expenses. At May 31, 2015 we owe the third party $33,300. Interest expense was $2,350 and $1,842 for the years ended May 31, 2015 and 2014. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders LZG International, Inc.

We have audited the accompanying balance sheets of LZG International, Inc. (the “Company”) as of May 31, 2015 and 2014 and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. LGZ International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGZ International, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for years the ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2015 and 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
August 11, 2015

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

LZG International, Inc.

Balance Sheets

ASSETS	MAY 31, 2015	MAY 31, 2014

CURRENT ASSETS
Cash	$3,716	$6,879
Total Current Assets	3,716	6,879

TOTAL ASSETS	$3,716	$6,879

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $79,200 and $68,825	$79,200	$68,825
Loans Payable	33,300	28,300
Accrued Interest	5,607	3,257
Total Current Liabilities	118,107	100,382
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	9,937	8,057
Total Long-term Liabilities	33,437	31,557
TOTAL LIABILITIES	151,544	131,939

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,211,213)	(3,188,445)
Total Stockholders' Deficit	(147,828)	(125,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,716	6,879

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2015	YEAR ENDED MAY 31, 2014

REVENUES	$--	$--

EXPENSES
General and administrative	18,538	29,591
TOTAL EXPENSES	18,538	29,591

Net Operating Loss Before Other Expense	(18,538)	(29,591)

OTHER INCOME (EXPENSE)
Interest expense	(2,350)	(1,842)
Interest expense – related party	(1,880)	(1,880)
TOTAL OTHER EXPENSE	(4,230)	(3,722)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,768)	(33,313)

INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(22,768)	(33,313)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(22,768)	$(33,313)

Net Loss Per Share	$(0.09)	$(0.13)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.
Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Accumulated Deferred Stock Based Consulting Fees	Total

Balance – May 31, 2013	250,556	$251	$3,063,134	$(3,155,132)	$—	$—	$(91,747)
Net (loss) for the year ended May 31, 2014	—	—	—	(33,313)	—	—	(33,313)
Balance – May 31, 2014	250,556	251	3,063,134	(3,188,445)	—	—	(125,060)
Net (loss) for the year ended May 31, 2015	—	—	—	(22,768)	—	—	(22,768)
Balance – May 31, 2015	250,556	$251	$3,063,134	$(3,211,213)	$—	$—	$(147,828)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED MAY 31, 2015	YEAR ENDED MAY 31, 2014

Cash Flows from Operating Activities
Net Loss	$(22,768)	$(33,313)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	10,375	18,400
Accrued interest	2,350	1,842
Accrued interest - related party	1,880	1,880
Net Cash Provided (Used) by Operating Activities	(8,163)	(11,191)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	5,000	17,800
Net Cash Provided by Financing Activities	5,000	17,800

Increase (Decrease) in Cash	(3,163)	6,609

Cash and Cash Equivalents, Beginning of Period	6,879	270

Cash and Cash Equivalents, End of Period	$3,716	$6,879

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2015 and 2014

NOTE 1 – Organization and Summary of Significant Accounting Policies

(A) Organization

LZG International, Inc. (the Company) is a Florida company that was incorporated on May 22, 2000. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company business model intended to establish an online grocery solution. A wholly-owned Canadian subsidiary, LazyGrocer.Com Corp., was established as part of this model, but it was dissolved in 2001.

Activities from inception have included raising capital and development of the Company’s business plan, Securities and Exchange Commission filings and limited operations.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2015 and 2014, all common stock activity has been included and there were no items considered to be anti-dilutive.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2015 and 2014

NOTE 1 – Organization and Summary of Significant Accounting Policies (Continued)

(E)  Basic and Fully Diluted Income (Loss) Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2015 and 2014, respectively:

	For the Years Ended
	May 31,
	2015	2014
Net (loss) available to
Common shareholders	$(22,768)	$(33,313)

Weighted average shares	250,556	250,556

Basic and fully diluted loss per share (based on weighted average shares)	$(0.09)	$(0.13)

(F)	Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2015 and 2014.

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

NOTE 3 – Income Taxes

At May 31, 2015, the Company has available unused net operating loss carryforwards of approximately $149,100 which may be applied against future taxable income and which expire in various years from 2021 through 2034. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2015 and 2014

NOTE 3 – Income Taxes (Continued)

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $22,362 and $18,948 as of May 31, 2015 and 2014, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,414 during the year ended May 31, 2015.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of May 31, 2015 and 2014 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2014, 2013 and 2012.

NOTE 4 – Capitalization

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

LZG International, Inc.

Notes to the Financial Statements

May 31, 2015 and 2014

NOTE 5 – Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2015, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2016. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for years ended May 31, 2015 and 2014

NOTE 6 – Loan Payable

The Company borrowed $33,300 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $2,350 and $1,842 for years ended May 31, 2015 and 2014.

NOTE 7 – Recent Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015; however, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

For the year ended May 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	46	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	71	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

Greg L. Popp: Mr. Popp is the President of Marine Life Sciences, LLC, a Nevada company that wholesales and retails neutraceutical products to companies. He has served as President of that company since April 2005. In addition, during the past five years he has also served as Director and President of Investrio, Inc., a Utah corporation which has developed a software platform and educational products for consumers. Neither Marine Life Sciences nor Investrio, Inc. is an affiliate or subsidiary of LZG International.

His professional qualifications include an MBA and extensive experience with small company operations including experience as a Director and President of Wings & Things, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the year ended May 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2015. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 6, 2015.

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

During the fiscal years ended May 31, 2015 and 2014, First Equity, a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. During the 2015 year First Equity billed the Company $10,375 for its services and advances and during the 2014 year First Equity billed the Company $18,400. As of May 31, 2015 First Equity’s account payable totals $79,200. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans. These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012. On June 1, 2013, Mr. Popp extended the due date of the note to June 30, 2016.

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

	2014	2015
Audit fees	$7,500	$6,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of LZG International, Inc. are included in this report under Item 8 on pages 15 through 24.

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

LZG INTERNATIONAL, INC.

By:	/s/ Greg L. Popp
Greg L. Popp, President

Date:	August 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Date:	August 11, 2015

By:	/s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director

Date:	August 11, 2015

