Form 10-Q
period 2015-08-31
LZG INTERNATIONAL, INC.
filed 2015-10-06
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0234906 (I.R.S. Employer Identification No.)
220 SOUTH 200 EAST #8, SALT LAKE CITY, UTAH (Address of principal executive offices)	84111 (Zip code)

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

Yes☒  No ☐

The number of shares outstanding of the registrant’s common stock as of October 1, 2015 was 250,556.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets	3
	Unaudited Condensed Statements of Operations	4
	Unaudited Condensed Statements of Cash Flows	5
	Notes to the Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures	11

	PART II - OTHER INFORMATION

Item 1A.	Risk Factors	12
Item 6.	Exhibits	13
Signatures		14

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2015

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

ASSETS	AUG 31, 2015	MAY 31, 2015

CURRENT ASSETS
Cash	$2,441	$3,716
Total Current Assets	2,441	3,716

TOTAL ASSETS	$2,441	$3,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $81,500 and $79,200	$81,500	$79,200
Loan Payable	35,400	33,300
Accrued Interest	6,309	5,607
Total Current Liabilities	123,209	118,107
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	10,407	9,937
Total Long-term Liabilities	33,907	33,437
TOTAL LIABILITIES	157,116	151,544

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,218,060)	(3,211,213)
Total Stockholders' Deficit	(154,675)	(147,828)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,441	3,716

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2015	THREE MONTHS ENDED AUG 31, 2014

REVENUES	$--	$--

EXPENSES
General and administrative	5,675	6,709
TOTAL EXPENSES	5,675	6,709

Net Operating Loss Before Other Expense	(5,675)	(6,709)

OTHER INCOME (EXPENSE)
Interest expense	(702)	(566)
Interest expense – related party	(470)	(470)
TOTAL OTHER EXPENSE	(1,172)	(1,036)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,847)	(7,745)

INCOME TAXES	—	—

NET LOSS	$(6,847)	$(7,745)

Net Loss Per Share	$(0.03)	$(0.03)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2015	THREE MONTHS ENDED AUG 31, 2014

Cash Flows from Operating Activities
Net Loss	$(6,847)	$(7,745)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:	—	—
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	2,300	2,775
Accrued interest	702	566
Accrued interest - related party	470	470
Net Cash Provided (Used) by Operating Activities	(3,375)	(3,934)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	2,100	—
Net Cash Provided by Financing Activities	2,100	—

Increase (Decrease) in Cash	(1,275)	(3,934)

Cash and Cash Equivalents, Beginning of Period	3,716	6,879

Cash and Cash Equivalents, End of Period	$2,441	$2,945

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

August 31, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements as reported in Form 10-K. The results of operations for the period ended August 31, 2015 are not necessarily indicative of the operating results for the full year ended May 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,218,060. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

August 31, 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates - continued

assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

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

NOTE 4 – LOAN PAYABLE

As of August 31, 2015, the Company has a loan from a non-related party totaling $35,400 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the three months ended August 31, 2015 and 2014 was $702 and $566, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2015, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending August 31, 2015. The loans are due on June 30, 2016, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $10,407, and $9,937, as of August 31, 2015, and May 31, 2015, respectively.

For the three months ended August 31, 2015, a related party consulting firm invoiced the Company $2,300 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $81,500, and $79,200, as of August 31, 2015, and May 31, 2015 respectively.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

August 31, 2015

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

Liquidity and Capital Resources

At August 31, 2015, we had cash of $2,441 and total liabilities of $157,116 compared to cash of $3,716 and total liabilities of $151,544 at May 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the 2016 first quarter ended August 31, 2015 we borrowed $2,100 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder (“First Equity”), for administrative and professional services totaling $2,300. During the fiscal year ended May 31, 2015 we borrowed $5,000 from a third party to fund our operations and First Equity paid for administrative and professional services totaling $10,375.

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

Results of Operations

We have not recorded revenues during the past two years. General and administrative expenses decreased from $6,709 for the 2015 first quarter to $5,675 for the 2016 first quarter. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2016 first quarter decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased from $1,036 for the 2015 first quarter to $1,172 for the 2016 first quarter as a result of accrued interest on loans.

Our net loss decreased from $7,745 for the 2015 first quarter to $6,847 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

During the 2015 fiscal year we borrowed $5,000 and during the 2016 first quarter we borrowed $2,100 from a third party for operating expenses. At August 31, 2015 we owe the third party $35,400. Interest expense was $702 and $566 for the first quarters ended August 31, 2015 and 2014, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: October 6, 2015		LZG INTERNATIONAL, INC

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

