Form 10-Q
period 2015-11-30
LZG INTERNATIONAL, INC.
filed 2016-01-11
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of January 8, 2016 was 250,556.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to the Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures	11

	PART II - OTHER INFORMATION

Item 1A.	Risk Factors	12
Item 6.	Exhibits	14
Signatures		15

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Six Months Ended

November 30, 2015

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

ASSETS	NOV 30, 2015	MAY 31, 2015

CURRENT ASSETS
Cash	$1,012	$3,716
Total Current Assets	1,012	3,716

TOTAL ASSETS	$1,012	$3,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $83,000 and $79,200	$83,000	$79,200
Loan Payable	35,400	33,300
Accrued Interest	7,017	5,607
Total Current Liabilities	125,417	118,107
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	10,877	9,937
Total Long-term Liabilities	34,377	33,437
TOTAL LIABILITIES	159,794	151,544

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,222,167)	(3,211,213)
Total Stockholders' Deficit	(158,782)	(147,828)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,012	3,716

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2015	THREE MONTHS ENDED NOV 30, 2014	SIX MONTHS ENDED NOV 30, 2015	SIX MONTHS ENDED NOV 30, 2014

REVENUES	$--	$--	$--	$--

EXPENSES
General and administrative	2,929	4,029	8,604	10,738
TOTAL EXPENSES	2,929	4,029	8,604	10,738

Net Operating Loss Before Other Expense	(2,929)	(4,029)	(8,604)	(10,738)

OTHER INCOME (EXPENSE)
Interest expense	(708)	(566)	(1,410)	(1,132)
Interest expense – related party	(470)	(470)	(940)	(940)
TOTAL OTHER EXPENSE	(1,178)	(1,036)	(2,350)	(2,072)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,107)	(5,065)	(10,954)	(12,810)

INCOME TAXES	—		—	—

NET LOSS	$(4,107)	$(5,065)	$(10,954)	$(12,810)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2015	SIX MONTHS ENDED NOV 30, 2014

Cash Flows from Operating Activities
Net Loss	$(10,954)	$(12,810)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:	—	—
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	3,800	5,375
Accrued interest	1,410	1,132
Accrued interest - related party	940	940
Net Cash Provided (Used) by Operating Activities	(4,804)	(5,363)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	2,100	—
Net Cash Provided by Financing Activities	2,100	—

Increase (Decrease) in Cash	(2,704)	(5,363)

Cash and Cash Equivalents, Beginning of Period	3,716	6,879

Cash and Cash Equivalents, End of Period	$1,012	$1,516

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

November 30, 2015

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements as reported in Form 10-K. The results of operations for the period ended November 30, 2015 are not necessarily indicative of the operating results for the full year ended May 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,222,167. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

November 30, 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Use of Estimates – continued

the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

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

NOTE 4 – LOAN PAYABLE

As of November 30, 2015, the Company has a loan from a non-related party totaling $35,400 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the six months ended November 30, 2015 and 2014 was $1,410 and $1,132 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2015, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending November 30, 2015. The loans are due on June 30, 2016, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $10,877, and $9,937, as of November 30, 2015, and May 31, 2015, respectively.

For the three months ended November 30, 2015, a related party consulting firm invoiced the Company $1,500 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $83,000, and $79,200, as of November 30, 2015, and May 31, 2015 respectively.

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

Liquidity and Capital Resources

At November 30, 2015, we had cash of $1,012 and total liabilities of $159,794 compared to cash of $3,716 and total liabilities of $151,544 at May 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the 2016 six month period ended November 30, 2015 we borrowed $2,100 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder (“First Equity”), for administrative and professional services totaling $3,800. During the fiscal year ended May 31, 2015 we borrowed $5,000 from a third party to fund our operations and First Equity paid for administrative and professional services totaling $10,375.

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

Results of Operations

We have not recorded revenues during the past two years. General and administrative expenses decreased from $10,738 for the 2015 six month period to $8,604 for the 2016 six month period. General and administrative expenses decreased from $4,029 for the 2015 second quarter to $2,929 for the 2016 second quarter. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2016 six month period decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased from $2,072 for the 2015 six month period to $2,350 for the 2016 six month period and increased $1,036 for the 2015 six month period to $1,178 for the 2016 six month period. These increases were a result of accrued interest on loans.

Our net loss decreased from $12,810 for the 2015 six month period to $10,954 for the 2016 six month period and decreased from $5,065 for the 2015 second quarter to $4,107 for the 2016 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

During the 2015 fiscal year we borrowed $5,000 and during the 2016 six month period we borrowed $2,100 from a third party for operating expenses. At November 30, 2015 we owe the third party $35,400 and interest expense for this loan was $1,410 and $1,132 for the six month periods ended November 30, 2015 and 2014, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of. Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: January 8, 2016		LZG INTERNATIONAL, INC

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

