Form 10-Q
period 2016-02-29
LZG INTERNATIONAL, INC.
filed 2016-04-12
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ] The registrant does not have a Web site.

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of April 11, 2016 was 250,556.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Nine months Ended

February 29, 2016

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

ASSETS	FEB 29, 2016	MAY 31, 2015

CURRENT ASSETS
Cash	$287	$3,716
Total Current Assets	287	3,716

TOTAL ASSETS	$287	$3,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $83,000 and $79,200	$84,500	$79,200
Loan Payable	36,000	33,300
Accrued Interest	7,729	5,607
Total Current Liabilities	128,229	118,107
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	11,347	9,937
Total Long-term Liabilities	34,847	33,437
TOTAL LIABILITIES	163,076	151,544

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Deficit Accumulated during the development stage	(3,226,174)	(3,211,213)
Total Stockholders' Deficit	(162,789)	(147,828)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$287	3,716

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 29, 2016	THREE MONTHS ENDED FEB 28, 2015	NINE MONTHS ENDED FEB 29, 2016	NINE MONTHS ENDED FEB 28, 2015

REVENUES	$--	$--	$--	$--

EXPENSES
General and administrative	2,825	3,850	11,429	14,588
TOTAL EXPENSES	2,825	3,850	11,429	14,588

Net Operating Loss Before Other Expense	(2,825)	(3,850)	(11,429)	(14,588)

OTHER INCOME (EXPENSE)
Interest expense	(712)	(566)	(2,122)	(1,698)
Interest expense – related party	(470)	(470)	(1,410)	(1,410)
TOTAL OTHER EXPENSE	(1,182)	(1,036)	(3,532)	(3,108)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,007)	(4,886)	(14,961)	(17,696)

INCOME TAXES	--		--	--

NET LOSS	$(4,007)	$(4,886)	$(14,961)	$(17,696)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 29, 2016	NINE MONTHS ENDED FEB 28, 2015

Cash Flows from Operating Activities
Net Loss	$(14,961)	$(17,696)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:	--	--
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	5,300	7,900
Accrued interest	2,122	1,698
Accrued interest - related party	1,410	1,410
Net Cash Provided (Used) by Operating Activities	(6,129)	(6,688)

Cash Flows From Investing Activities	--	--

Cash Flows from Financing Activities:
Loans, other	2,700	--
Net Cash Provided by Financing Activities	2,700	--

Increase (Decrease) in Cash	(3,429)	(6,688)

Cash and Cash Equivalents, Beginning of Period	3,716	6,879

Cash and Cash Equivalents, End of Period	$287	$191

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$--	$--
Income Taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

February 29, 2016

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 29, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2015 audited financial statements as reported in Form 10-K. The results of operations for the period ended February 29, 2016 are not necessarily indicative of the operating results for the full year ended May 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,226,174. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

February 29, 2016

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

NOTE 4 – LOAN PAYABLE

As of February 29, 2016, the Company has a loan from a non-related party totaling $36,000 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the nine months ended February 29, 2016 and 2015 was $2,122 and $1,698 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 29, 2016, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending February 29, 2016. The loans are due on June 30, 2016, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $11,347, and $9,937, as of February 29, 2016, and May 31, 2015, respectively.

For the three months ended February 29, 2016, a related party consulting firm invoiced the Company $1,500 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $84,500, and $79,200, as of February 29, 2016, and May 31, 2015 respectively.

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

Liquidity and Capital Resources

At February 29, 2016, we had cash of $287 and total liabilities of $163,076 compared to cash of $3,716 and total liabilities of $151,544 at May 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the 2016 nine month period ended February 29, 2016 we borrowed $2,700 from a third party to fund our operations and relied upon First Equity Holdings Corp, a stockholder (“First Equity”), for administrative and professional services totaling $5,300. During the fiscal year ended May 31, 2015 we borrowed $5,000 from a third party to fund our operations and First Equity paid for administrative and professional services totaling $10,375.

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

Results of Operations

We have not recorded revenues during the past two years. General and administrative expenses decreased to $11,429 for the 2016 nine month period compared to $14,588 for the 2015 nine month period. General and administrative expenses decreased to $2,825 for the 2016 third quarter compared to $3,850 for the 2015 third quarter. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2016 nine month period decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased to $3,532 for the 2016 nine month period compared to $3,108 for the 2015 nine month period and increased to $1,182 for the 2016 third quarter compared to $1,036 for the 2015 third quarter. These increases were a result of accrued interest on loans.

Our net loss decreased to $14,961 for the 2016 nine month period compared to $17,696 for the 2015 nine month period and decreased to $4,007 for the 2016 third quarter compared to $4,886 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

During the 2016 nine month period we borrowed $2,700 from a third party for operating expenses. At February 29, 2016 we owe the third party $36,000 and interest expense for this loan was $2,122 and $1,698 for the nine month periods ended February 29, 2016 and February 28, 2015, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 12, 2016		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

