Form 10-K
period 2016-05-31
LZG INTERNATIONAL, INC.
filed 2016-08-24
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 17, 2016, was 250,556.

Documents incorporated by reference: None

1

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2012 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for quotation on the OTC Bulletin Board using the symbol “LZGI”. As of the date of this report, there has not been any trading activity in our common stock. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

We have 58 stockholders of record of our common stock as of August 17, 2016. The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2016, we had cash of $1,562 and total liabilities of $168,499 compared to cash of $3,716 and total liabilities of $151,544 at May 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2016 we borrowed $5,300 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,900. During the year ended May 31, 2015 we borrowed $5,000 from a third party to fund our operations and relied upon the shareholder for administrative and professional services totaling $10,375.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expenses decreased to $14,354 for 2016 compared to $18,538 for 2015. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2016 decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased to $4,755 for 2016 compared to $4,230 for 2015 as a result of interest on loans.

Our net loss decreased to $19,109 for 2016 compared to $22,768 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. On June 9, 2015, Mr. Popp extended the due date of this loan from June 30, 2015 to June 30, 2018.

During 2016 we borrowed $5,300 from a third party for operating expenses. At May 31, 2016 we owe the third party $38,600 and interest expense for this loan was $2,875 and $2,350 for 2016 and 2015, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders LZG International, Inc.

We have audited the accompanying balance sheets of LZG International, Inc. (the “Company”) as of May 31, 2016 and 2015 and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. LGZ International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGZ International, Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for years the ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2016 and 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
EDINA, MN
August 22, 2016

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

LZG International, Inc.

Balance Sheets

ASSETS	MAY 31, 2016	MAY 31, 2015
CURRENT ASSETS
Cash	$1,562	$3,716
Total Current Assets	1,562	3,716
TOTAL ASSETS	$1,562	$3,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $86,100 and $79,200	86,100	79,200
Loans Payable	38,600	33,300
Accrued Interest	8,482	5,607
Total Current Liabilities	133,182	118,107
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	11,817	9,937
Total Long-term Liabilities	35,317	33,437
TOTAL LIABILITIES	168,499	151,544

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,230,322)	(3,211,213)
Total Stockholders' Deficit	(166,937)	(147,828)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,562	$3,716

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2016	YEAR ENDED MAY 31, 2015

REVENUES	$—	$—
EXPENSES
General and administrative	14,354	18,538
TOTAL EXPENSES	14,354	18,538

Net Operating Loss Before Other Expense	(14,354)	(18,538)

OTHER INCOME (EXPENSE)
Interest expense	(2,875)	(2,350)
Interest expense – related party	(1,880)	(1,880)
TOTAL OTHER EXPENSE	(4,755)	(4,230)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19,109)	(22,768)

INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(19,109)	(22,768)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(19,109)	$(22,768)

Net Loss Per Share	$(0.08)	$(0.09)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

 LZG Internatonal, Inc.

Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – May 31, 2014	250,556	251	3,063,134	(3,188,445)	$(125,060)
Net (loss) for the year ended May 31, 2015	—	—	—	(22,768)	(22,768)
Balance – May 31, 2015	250,556	$251	$3,063,134	$(3,211,213)	(147,828)
Net (loss) for the year ended May 31, 2016	—	—	—	(19,109)	(19,109)
Balance – May 31, 2016	250,556	$251	$3,063,134	$(3,230,322)	$(166,937)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED MAY 31, 2016	YEAR ENDED MAY 31, 2015
Cash Flows from Operating Activities
Net Loss	$(19,109)	$(22,768)
Adjustment to reconcile net (loss) to cash provided (used) by operating activites:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	6,900	10,375
Accrued interest	2,875	2,350
Accrued interest - related party	1,880	1,880
Net Cash Provided (Used) by Operating Activities	(7,454)	(8,163)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	5,300	5,000
Net Cash Provided by Financing Activities	5,300	5,000

Increase (Decrease) in Cash	(2,154)	(3,163)

Cash and Cash Equivalents, Beginning of Period	3,716	6,879

Cash and Cash Equivalents, End of Period	$1,562	$3,716

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2016 and 2015

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of December 31, 2016 and 2015, all common stock activity has been included and there were no items considered to be anti-dilutive.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2016 and 2015

NOTE 1 – Organization and Summary of Significant Accounting Policies (Continued)

(E)  Basic and Fully Diluted Income (Loss) Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2016 and 2015, respectively:

	For the Years Ended
	May 31,
	2016	2015
Net (loss) available to
Common shareholders	$(19,109)	$(22,768)

Weighted average shares	250,556	250,556

Basic and fully diluted loss
per share (based on
weighted average shares)	$(0.08)	$(0.09)

(F) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2016 and 2015.

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

NOTE 3 – Income Taxes

At May 31, 2016, the Company has available unused net operating loss carryforwards of approximately $168,200 which may be applied against future taxable income and which expire in various years from 2021 through 2035. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2016 and 2015

NOTE 3 – Income Taxes (Continued)

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $25,228 and $22,362 as of May 31, 2016 and 2015, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,866 during the year ended May 31, 2016.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of May 31, 2016 and 2015 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2016, 2015 and 2014.

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

LZG International, Inc.

Notes to the Financial Statements

May 31, 2016 and 2015

NOTE 5 – Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2016, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2016. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for years ended May 31, 2016 and 2015

NOTE 6 – Loan Payable

The Company borrowed $38,600 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $2,875 and $2,350 for years ended May 31, 2016 and 2015.

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

NOTE 8 – Subsequent Events

Loans from an officer of the Company totaling $23,500 (See Note 5, above) had an extended due date of June 30, 2016 and have been extended to June 30, 2018.

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

For the year ended May 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	47	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	72	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

L. Lee Perry: Ms. Perry serves as President of Business Builders, Inc., a privately held Utah corporation that provides business consulting for small businesses which she co-founded in 1997. Her business experience includes operating a small consulting business and prior experience as a director and executive officer of small reporting company that had a class of securities registered with the SEC pursuant to Section 12. While serving as director and executive officer of this company, she participated in that company’s acquisition of a business opportunity.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the year ended May 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2016. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 17, 2016.

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

During the fiscal years ended May 31, 2016 and 2015, First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. During the 2016 year First Equity billed the Company $6,900 for its services and advances and during the 2015 year First Equity billed the Company $10,375. As of May 31, 2016 First Equity’s account payable totals $86,100. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans. These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012. On June 1, 2013, Mr. Popp extended the due date of the note to June 30, 2018.

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

	2016	2015
Audit fees	$6,000	$6,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

Date: August 24, 2016		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2016	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Date: August 24, 2016	By:	/s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director

