Form 10-Q
period 2016-08-31
LZG INTERNATIONAL, INC.
filed 2016-10-13
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of October 11, 2016 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to the Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	13
Item 6.	Exhibits	15
Signatures		16

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2016

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	AUGUST 31,	MAY 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$3,988	$1,562
Total Current Assets	3,988	1,562
TOTAL ASSETS	$3,988	$1,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $87,770 and $86,100	$87,700	$86,100
Loans Payable	44,100	38,600
Accrued Interest	9,302	8,482
Total Current Liabilities	141,102	133,182
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	12,287	11,817
Total Long-term Liabilities	35,787	35,317
TOTAL LIABILITIES	176,889	168,499

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,236,286)	(3,230,322)
Total Stockholders' Deficit	(172,901)	(166,937)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,988	1,562

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUGUST 31, 2016	THREE MONTHS ENDED AUGUST 31, 2015
REVENUES	$—	$—
EXPENSES
General and administrative	4,674	5,675
TOTAL EXPENSES	4,674	5,675

Net Operating Loss Before Other Expense	(4,674)	(5,675)

OTHER INCOME (EXPENSE)
Interest expense	(820)	(702)
Interest expense – related party	(470)	(470)
TOTAL OTHER EXPENSE	(1,290)	(1,172)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,964)	(6,847)

INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(5,964)	(6,847)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(5,964)	$(6,847)

Net Loss Per Share	$(0.02)	$(0.03)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUGUST 31, 2016	THREE MONTHS ENDED AUGUST 31, 2015
Cash Flows from Operating Activities
Net Loss	$(5,964)	$(6,847)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	1,600	2,300
Accrued interest	820	702
Accrued interest - related party	470	470
Net Cash Provided (Used) by Operating Activities	(3,074)	(3,375)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	5,500	2,100
Net Cash Provided by Financing Activities	5,500	2,100

Increase (Decrease) in Cash	2,426	(1,275)

Cash and Cash Equivalents, Beginning of Period	1,562	3,716

Cash and Cash Equivalents, End of Period	$3,988	$2,441

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

August 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements as reported in Form 10-K. The results of operations for the period ended August 31, 2016 are not necessarily indicative of the operating results for the full year ended May 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,236,286. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

August 31, 2016

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

NOTE 4 – LOAN PAYABLE

As of August 31, 2016, the Company has a loan from a non-related party totaling $44,100 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the three months ended August 31, 2016 and 2015 was $820 and $702, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2016, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending August 31, 2016. The loans are due on June 30, 2018, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $12,287, and $11,817, as of August 31, 2016, and May 31, 2016, respectively.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

August 31, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS - continued

For the three months ended August 31, 2016, a related party consulting firm invoiced the Company $1,600 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $87,700, and $86,100, as of August 31, 2016, and May 31, 2016, respectively.

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

Liquidity and Capital Resources

At August 31, 2016, we had cash of $3,988 and total liabilities of $176,889 compared to cash of $1,562 and total liabilities of $168,499 at May 31, 2016. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three month period ended August 31, 2016 we borrowed $5,500 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $1,600. During the year ended May 31, 2016 we borrowed $5,300 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,900.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expenses decreased to $4,674 for the three month period ended August 31, 2016 (“2017 first quarter”) compared to $5,675 for the three month period ended August 31, 2015 (“2016 first quarter”). General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2016 decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased to $1,290 for the 2017 first quarter compared to $1,172 for the 2016 first quarter as a result of accrued interest on loans.

Our net loss decreased to $5,964 for the 2017 first quarter compared to $6,847 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. In June 2016, Mr. Popp extended the due date of this loan from June 30, 2016 to June 30, 2018. These loans accrued interest of $12,287 as of August 31, 2016.

During the 2017 first quarter we borrowed $5,500 from a third party for operating expenses. At August 31, 2016 we owe the third party $44,100 and interest expense for this loan was $3,695. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2017 first quarter First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. First Equity billed the Company $1,600 for its services and advances for the 2017 first quarter. As of August 31, 2016 First Equity’s account payable totals $87,700.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: October 13, 2016		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

