Form 10-Q
period 2016-11-30
LZG INTERNATIONAL, INC.
filed 2017-01-12
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0234906 (I.R.S. Employer Identification No.)
153 WEST BURTON AVENUE, SALT LAKE CITY, UTAH (Address of principal executive offices)	84115 (Zip code)

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of January 6, 2017 was 250,556.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Six Months Ended

November 30, 2016

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	NOVEMBER 30,	MAY 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash	$2,663	$1,562
Total Current Assets	2,663	1,562
TOTAL ASSETS	$2,663	$1,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $89,300 and $86,100	$89,300	$86,100
Loans Payable	44,100	38,600
Accrued Interest	10,184	8,482
Total Current Liabilities	143,584	133,182
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	12,757	11,817
Total Long-term Liabilities	36,257	35,317
TOTAL LIABILITIES	179,841	168,499

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,240,563)	(3,230,322)
Total Stockholders' Deficit	(177,178)	(166,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,663	1,562

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2016	THREE MONTHS ENDED NOV 30, 2015	SIX MONTHS ENDED NOV 30, 2016	SIX MONTHS ENDED NOV 30, 2015
REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,925	2,929	7,599	8,604
TOTAL EXPENSES	2,925	2,929	7,599	8,604

Net Operating Loss Before Other Expense	(2,925)	(2,929)	(7,599)	(8,604)

OTHER INCOME (EXPENSE)
Interest expense	(882)	(708)	(1,702)	(1,410)
Interest expense – related party	(470)	(470)	(940)	(940)
TOTAL OTHER EXPENSE	(1,352)	(1,178)	(2,642)	(2,350)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,277)	(4,107)	(10,241)	(10,954)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(4,277)	(4,107)	(10,241)	(10,954)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(4,277)	$(4,107)	$(10,241)	$(10,954)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2016	SIX MONTHS ENDED NOV 30, 2015
Cash Flows from Operating Activities
Net Loss	$(10,241)	$(10,954)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	3,200	3,800
Accrued interest	1,702	1,410
Accrued interest - related party	940	940
Net Cash Provided (Used) by Operating Activities	(4,399)	(4,804)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	5,500	2,100
Net Cash Provided by Financing Activities	5,500	2,100

Increase (Decrease) in Cash	1,101	(2,704)

Cash and Cash Equivalents, Beginning of Period	1,562	3,716

Cash and Cash Equivalents, End of Period	$2,663	$1,012

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

November 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements as reported in Form 10-K. The results of operations for the period ended November 30, 2016 are not necessarily indicative of the operating results for the full year ended May 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,240,563. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

November 30, 2016

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

NOTE 4 – LOAN PAYABLE

As of November 30, 2016, the Company has a loan from a non-related party totaling $44,100 which is unsecured, bears interest at 8 percent, and is due on demand. Interest expense for the six months ended November 30, 2016 and 2015 was $1,702 and $1,410 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2016, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending November 30, 2016. The loans are due on June 30, 2018, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $12,757, and $11,817, as of November 30, 2016, and May 31, 2016, respectively.

For the three months ended November 30, 2016, a related party consulting firm invoiced the Company $1,600 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $89,300, and $86,100, as of November 30, 2016, and May 31, 2016 respectively.

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

Liquidity and Capital Resources

At November 30, 2016, we had cash of $2,663 and total liabilities of $179,841 compared to cash of $1,562 and total liabilities of $168,499 at May 31, 2016. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six month period ended November 30, 2016 we borrowed $5,500 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $1,600. During the year ended May 31, 2016 we borrowed $5,300 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,900.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expenses decreased to $7,599 for the six months ended November 30, 2016 (“2017 six month period”) compared to $8,604 for the six month period ended November 30, 2015 (“2016 six month period”). General and administrative expenses decreased to $2,925 for the three month period ended November 30, 2016 (“2017 second quarter”) compared to $2,929 for the three month period ended November 30, 2015 (“2016 second quarter”). General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the decrease for the 2017 interim periods is primarily due to reduced consulting and administrative fees.

Total other expense increased to $2,642 for the 2017 six month period compared to $2,350 for the 2016 six month period and increased to $1,352 for the 2017 second quarter compared to $1,178 for the 2016 second quarter as a result of accrued interest on loans.

Our net loss decreased to $10,241 for the 2017 six month period compared to $10,954 for the 2016 six month period. Net loss increased to $4,277 for the 2017 second quarter compared to $4,107 for the 2016 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. In June 2016, Mr. Popp extended the due date of this loan from June 30, 2016 to June 30, 2018. These loans accrued interest of $12,757 as of November 30, 2016.

During the 2017 six month period we borrowed $5,500 from a third party for operating expenses. At November 30, 2016 we owe the third party $44,100 and accrued interest on this loan of $10,184. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2017 six month period First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. First Equity billed the Company $3,200 for its services and advances for the 2017 six month period. As of November 30, 2016 First Equity’s account payable totals $89,300.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: January 12, 2017		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

