Form 10-Q
period 2017-02-28
LZG INTERNATIONAL, INC.
filed 2017-04-07
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of April 6, 2017 was 250,556.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to the Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

	PART II - OTHER INFORMATION

Item 1A.	Risk Factors	13
Item 6.	Exhibits	15
Signatures		16

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Nine Months Ended

February 28, 2017

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

ASSETS	FEBRUARY 28, 2017	MAY 31, 2016

CURRENT ASSETS
Cash	$1,338	$1,562
Total Current Assets	1,338	1,562

TOTAL ASSETS	$1,338	$1,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $90,900 and $86,100	$90,900	$86,100
Loans Payable	44,100	38,600
Accrued Interest	11,066	8,482
Total Current Liabilities	146,066	133,182
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	13,227	11,817
Total Long-term Liabilities	36,727	35,317
TOTAL LIABILITIES	182,793	168,499

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,244,840)	(3,230,322)
Total Stockholders' Deficit	(181,455)	(166,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,338	1,562

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 28, 2017	THREE MONTHS ENDED FEB 29, 2016	NINE MONTHS ENDED FEB 28, 2017	NINE MONTHS ENDED FEB 29, 2016

REVENUES	$--	$--	$--	$--

EXPENSES
General and administrative	2,925	2,825	10,524	11,429
TOTAL EXPENSES	2,925	2,825	10,524	11,429

Net Operating Loss Before Other Expense	(2,925)	(2,825)	(10,524)	(11,429)

OTHER INCOME (EXPENSE)
Interest expense	(882)	(712)	(2,584)	(2,122)
Interest expense – related party	(470)	(470)	(1,410)	(1,410)
TOTAL OTHER EXPENSE	(1,352)	(1,182)	(3,994)	(3,532)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,277)	(4,007)	(14,518)	(14,961)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(4,277)	(4,007)	(14,518)	(14,961)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(4,277)	$(4,007)	$(14,518)	$(14,961)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2017	NINE MONTHS ENDED FEB 29, 2016

Cash Flows from Operating Activities
Net Loss	$(14,518)	$(14,961)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:	—	—
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	4,800	5,300
Accrued interest	2,584	2,122
Accrued interest - related party	1,410	1,410
Net Cash Provided (Used) by Operating Activities	(5,724)	(6,129)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	5,500	2,700
Net Cash Provided by Financing Activities	5,500	2,700

Increase (Decrease) in Cash	(224)	(3,429)

Cash and Cash Equivalents, Beginning of Period	1,562	3,716

Cash and Cash Equivalents, End of Period	$1,338	$287

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

February 28, 2017

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2016 audited financial statements as reported in Form 10-K. The results of operations for the period ended February 28, 2017 are not necessarily indicative of the operating results for the full year ended May 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since inception totaling $3,244,840. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

February 28, 2017

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

NOTE 4 – LOAN PAYABLE

As of February 28, 2017, the Company has a loan from a non-related party totaling $44,100 which is unsecured, bears interest at 8%, and is due on demand. Interest expense for the nine months ended February 28, 2017 and February 29, 2016 was $2,584 and $2,122 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2017, were loans from an officer of the Company totaling $23,500 for operating activities. No further loans have been advanced during the period ending February 28, 2017. The loans are due on June 30, 2018, are not collateralized, and bear interest at 8% per annum. These loans accrued interest of $13,227, and $11,817, as of February 28, 2017, and May 31, 2016, respectively. Interest expense for the nine months ended February 28, 2017 and February 29, 2016 was $1,410 and $1,410 respectively.

For the three months ended February 28, 2017, a related party consulting firm invoiced the Company $1,600 for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The total amount owed to this related party for consulting, administrative, and professional services recorded in accounts payable – related party is $90,900, and $86,100, as of February 28, 2017, and May 31, 2016 respectively.

LZG INTERNATIONAL, INC.

Notes to the Unaudited Condensed Financial Statements

February 28, 2017

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

Liquidity and Capital Resources

At February 28, 2017, we had cash of $1,338 and total liabilities of $182,793 compared to cash of $1,562 and total liabilities of $168,499 at May 31, 2016. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine month period ended February 28, 2017 we borrowed $5,500 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $4,800. During the year ended May 31, 2016 we borrowed $5,300 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,900.

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

Results of Operations

We did not record revenues in 2017 or 2016. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs. General and administrative expenses decreased to $10,524 for the nine months ended February 28, 2017 (“2017 nine month period”) compared to $11,429 for the nine month period ended February 29, 2016 (“2016 nine month period”). The decrease of general and administrative expenses for the 2017 nine month period is primarily due to reduced consulting and administrative fees. General and administrative expenses increased to $2,925 for the three month period ended February 28, 2017 (“2017 third quarter”) compared to $2,825 for the three month period ended February 29, 2016 (“2016 third quarter”).

Total other expense increased to $3,994 for the 2017 nine month period compared to $3,532 for the 2016 nine month period and increased to $1,352 for the 2017 third quarter compared to $1,182 for the 2016 third quarter as a result of accrued interest on loans.

Our net loss decreased to $14,518 for the 2017 nine month period compared to $14,961 for the 2016 nine month period. Net loss increased to $4,277 for the 2017 third quarter compared to $4,007 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. In June 2016, Mr. Popp extended the due date of the promissory note from June 30, 2016 to June 30, 2018. These loans accrued interest of $13,227 as of February 28, 2017.

During the 2017 nine month period we borrowed $5,500 from a third party for operating expenses. At February 28, 2017 we owe the third party $44,100 and accrued interest on this loan of $11,066. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2017 nine month period First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. First Equity billed the Company $4,800 for its services and advances for the 2017 nine month period. As of February 28, 2017 First Equity’s account payable totals $90,900.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 7, 2017		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

