Form 10-K
period 2017-05-31
LZG INTERNATIONAL, INC.
filed 2017-08-11
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of August 3, 2017, was 250,556.

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

Holders

We have 58 stockholders of record of our common stock as of August 3, 2017. The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2017, we had cash of $1,013 and total liabilities of $186,749 compared to cash of $1,562 and total liabilities of $168,499 at May 31, 2016. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2017 we borrowed $6,500 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,400. During the year ended May 31, 2016 we borrowed $5,300 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,900.

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

Results of Operations

We did not record revenues in 2017 or 2016. General and administrative expenses decreased to $13,449 for 2017 compared to $14,354 for 2016. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2017 decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased to $5,350 for 2017 compared to $4,755 for 2016 as a result of interest on loans.

Our net loss decreased to $18,799 for 2017 compared to $19,109 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

During 2017 we borrowed $6,500 from a third party for operating expenses. At May 31, 2017 we owe the third party $45,100 and interest expense of $3,470 and $2,875 for 2017 and 2016, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders LZG International, Inc.

We have audited the accompanying balance sheets of LZG International, Inc. (the “Company”) as of May 31, 2017 and 2016 and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. LGZ International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LGZ International, Inc. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended May 31, 2017 and 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
August 3, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

LZG International, Inc.

Balance Sheets

	MAY 31, 2017	MAY 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,013	$1,562
Total Current Assets	1,013	1,562
TOTAL ASSETS	$1,013	$1,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable, including related party payable of $92,500 and $86,100	$92,500	$86,100
Loans Payable	45,100	38,600
Accrued Interest	11,952	8,482
Total Current Liabilities	149,552	133,182
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	13,697	11,817
Total Long-term Liabilities	37,197	35,317
TOTAL LIABILITIES	186,749	168,499

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,249,121)	(3,230,322)
Total Stockholders' Deficit	(185,736)	(166,937)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,013	$1,562

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2017	YEAR ENDED MAY 31, 2016
REVENUES	$--	$--

EXPENSES
General and administrative	13,449	14,354
TOTAL EXPENSES	13,449	14,354

Net Operating Loss Before Other Expense	(13,449)	(14,354)

OTHER INCOME (EXPENSE)
Interest expense	(3,470)	(2,875)
Interest expense – related party	(1,880)	(1,880)
TOTAL OTHER EXPENSE	(5,350)	(4,755)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,799)	(19,109)

INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(18,799)	(19,109)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(18,799)	$(19,109)

Net Loss Per Share	$(0.08)	$(0.08)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc. Statements of Stockholders’ Equity For the Years Ended May 31, 2016 and 2017

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – May 31, 2015	250,556	$251	$3,063,134	$(3,211,213)	$(147,828)
Net (loss) for the year ended May 31, 2016	—	—	—	(19,109)	(19,109)
Balance – May 31, 2016	250,556	251	3,063,134	(3,230,322)	(166,937)
Net (loss) for the year ended May 31, 2017	—	—	—	(18,799)	(18,799)
Balance – May 31, 2017	250,556	$251	$3,063,134	$(3,249,121)	$(185,736)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED MAY 31, 2017	YEAR ENDED MAY 31, 2016
Cash Flows from Operating Activities
Net Loss	$(18,799)	$(19,109)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Increase (Decrease) in accounts payable	6,400	6,900
Accrued interest	3,470	2,875
Accrued interest - related party	1,880	1,880
Net Cash Provided (Used) by Operating Activities	(7,049)	(7,454)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	6,500	5,300
Net Cash Provided by Financing Activities	6,500	5,300

Increase (Decrease) in Cash	(549)	(2,154)

Cash and Cash Equivalents, Beginning of Period	1,562	3,716

Cash and Cash Equivalents, End of Period	$1,013	$1,562

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2017 and 2016

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

Activities from inception have included raising capital and development of the Company’s business plan, U.S. Securities and Exchange Commission filings and limited operations.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of May 31, 2017 and 2016, all common stock activity has been included and there were no items considered to be anti-dilutive.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(E) Basic and Fully Diluted Income (Loss) Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended May 31, 2017 and 2016, respectively:

	For the Years Ended
	May 31,
	2017	2016
Net (loss) available to Common shareholders	$(18,799)	$(19,109)

Weighted average shares	250,556	250,556

Basic and fully diluted loss per share (based on weighted average shares)	$(0.08)	$(0.08)

(F) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at May 31, 2017 and 2016.

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

NOTE 3 – INCOME TAXES

At May 31, 2017, the Company has available unused net operating loss carryforwards of approximately $187,000 which may be applied against future taxable income and which expire in various years from 2022 through 2036. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2017 and 2016

NOTE 3 – INCOME TAXES (Continued)

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $28,108 and $25,228 as of May 31, 2017 and 2016, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,820 during the year ended May 31, 2017.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of May 31, 2017 and 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of May 31, 2017, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2018. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for years ended May 31, 2017 and 2016

LZG International, Inc.

Notes to the Financial Statements

May 31, 2017 and 2016

NOTE 6 – LOAN PAYABLE

The Company borrowed $45,100 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $3,470 and $2,875 for years ended May 31, 2017 and 2016.

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

For the year ended May 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	48	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	73	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

L. Lee Perry: Ms. Perry serves as President of Business Builders, Inc., a privately held Utah corporation that provides business consulting for small businesses which she co-founded in 1997. Her business experience includes operating a small consulting business and prior experience as a director and executive officer of small reporting company that had a class of securities registered with the SEC pursuant to Section 12. While serving as director and executive officer of that company, she participated in that company’s acquisition of a business opportunity.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the year ended May 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2017. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 3, 2017.

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

During the fiscal years ended May 31, 2017 and 2016, First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. During the 2017 year First Equity billed the Company $6,400 for its services and advances and during the 2016 year First Equity billed the Company $6,900. As of May 31, 2017 First Equity’s account payable totals $92,500. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

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

	2017	2016
Audit fees	$6,000	$6,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10, filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10, filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10, filed May 26, 2010)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAP	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

LZG INTERNATIONAL, INC.

By:	/s/ Greg L. Popp
Greg L. Popp, President

Date:	August 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Date:	August 11, 2017

By:	/s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director

Date:	August 11, 2017

