Form 10-Q
period 2017-08-31
LZG INTERNATIONAL, INC.
filed 2017-09-29
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of September 28, 2017 was 250,556.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets	4
	Unaudited Condensed Statements of Operations	5
	Unaudited Condensed Statements of Cash Flows	6
	Notes to the Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4.	Controls and Procedures	11

	PART II - OTHER INFORMATION

Item 1A.	Risk Factors	11
Item 6.	Exhibits	13
Signatures		14

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2017

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	AUGUST 31, 2017	MAY 31, 2017
ASSETS
CURRENT ASSETS
Cash	$89	$1,013
Total Current Assets	89	1,013

TOTAL ASSETS	$89	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable - related party	$94,100	$92,500
Loans Payable	47,600	45,100
Accrued Interest	12,881	11,952
Total Current Liabilities	154,581	149,552
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	14,167	13,697
Total Long-term Liabilities	37,667	37,197
TOTAL LIABILITIES	192,248	186,749

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,255,544)	(3,249,121)
Total Stockholders' Deficit	(192,159)	(185,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$1,013

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2017	THREE MONTHS ENDED AUG 31, 2016
REVENUES	$—	$—

EXPENSES
General and administrative	5,024	4,674
TOTAL EXPENSES	5,024	4,674

Net Operating Loss Before Other Expense	(5,024)	(4,674)

OTHER INCOME (EXPENSE)
Interest expense	(929)	(820)
Interest expense – related party	(470)	(470)
TOTAL OTHER EXPENSE	(1,399)	(1,290)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,423)	(5,964)

INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(6,423)	(5,964)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET LOSS	$(6,423)	$(5,964)

Net Loss Per Share	$(0.03)	$(0.02)
Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2017	THREE MONTHS ENDED AUG 31, 2016
Cash Flows from Operating Activities
Net Loss	$(6,423)	$(5,964)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable - related party	1,600	1,600
Accrued interest	929	820
Accrued interest - related party	470	470
Net Cash Provided (Used) by Operating Activities	(3,424)	(3,074)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	2,500	5,500
Net Cash Provided by Financing Activities	2,500	5,500

Increase (Decrease) in Cash	(924)	2,426

Cash and Cash Equivalents, Beginning of Period	1,013	1,562

Cash and Cash Equivalents, End of Period	$89	$3,988

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

August 31, 2017

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2017 Annual Report on Form 10-K. Operating results for the three months ended August 31, 2017 are not necessarily indicative of the results to be expected for year ending May 31, 2018.

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

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

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

Liquidity and Capital Resources

At August 31, 2017, we had cash of $89 and total liabilities of $192,248 compared to cash of $1,013 and total liabilities of $186,749 at May 31, 2017. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three month period ended August 31, 2017 we borrowed $2,500 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $1,600. During the year ended May 31, 2017 we borrowed $6,500 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,400.

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

Results of Operations

We did not record revenues in 2017 or 2016. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs. General and administrative expenses increased to $5,024 for the three month period ended August 31, 2017 (“2018 first quarter”) compared to $4,674 for the three month period ended August 31, 2016 (“2017 first quarter”).

Total other expense increased to $1,399 for the 2018 first quarter compared to $1,290 for the 2017 first quarter as a result of accrued interest on loans.

Net loss increased to $6,423 for the 2018 first quarter compared to $5,964 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. In June 2016, Mr. Popp extended the due date of the promissory note from June 30, 2016 to June 30, 2018. These loans accrued interest of $470 for the quarter ended August 31, 2017.

During the 2018 first quarter we borrowed $2,500 from a third party for operating expenses. At August 31, 2017 we owe the third party $47,600 and accrued interest on this loan of $12,881. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2018 first quarter First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. First Equity billed the Company $1,600 for its services and advances for the 2018 first quarter period. As of August 31, 2017 First Equity’s account payable totals $94,100.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 29, 2017		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

