Form 10-Q
period 2017-11-30
LZG INTERNATIONAL, INC.
filed 2018-01-11
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 WEST BURTON AVENUE, SALT LAKE CITY, UTAH	84115
(Address of principal executive offices)	(Zip code)

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of January 8, 2018 was 250,556.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Six Months Ended

November 30, 2017

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	NOVEMBER 30, 2017	MAY 31, 2017
ASSETS
CURRENT ASSETS
Cash	$89	$1,013
Total Current Assets	89	1,013
TOTAL ASSETS	$89	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable - vendors	$1,125	$—
Accounts Payable - related party	95,600	92,500
Loans Payable	47,600	45,100
Accrued Interest	13,833	11,952
Total Current Liabilities	158,158	149,552
LONG-TERM LIABILITIES
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	14,637	13,697
Total Long-term Liabilities	38,137	37,197
TOTAL LIABILITIES	196,295	186,749

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,259,591)	(3,249,121)
Total Stockholders' Deficit	(196,206)	(185,736)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$1,013

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2017	THREE MONTHS ENDED NOV 30, 2016	SIX MONTHS ENDED NOV 30, 2017	SIX MONTHS ENDED NOV 30, 2016
REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,625	2,925	7,649	7,599
TOTAL EXPENSES	2,625	2,925	7,649	7,599

Net Operating Loss Before Other Expense	(2,625)	(2,925)	(7,649)	(7,599)

OTHER INCOME (EXPENSE)
Interest expense	(952)	(882)	(1,881)	(1,702)
Interest expense – related party	(470)	(470)	(940)	(940)
TOTAL OTHER EXPENSE	(1,422)	(1,352)	(2,821)	(2,642)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,047)	(4,277)	(10,470)	(10,241)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(4,047)	(4,277)	(10,470)	(10,241)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	—

NET LOSS	$(4,047)	$(4,277)	$(10,470)	$(10,241)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2017	SIX MONTHS ENDED NOV 30, 2016
Cash Flows from Operating Activities
Net Loss	$(10,470)	$(10,241)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable - related party	3,100	3,200
Accounts payable - other	1,125	—
Accrued interest	1,881	1,702
Accrued interest - related party	940	940
Net Cash Provided (Used) by Operating Activities	(3,424)	(4,399)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Loans, other	2,500	5,500
Net Cash Provided by Financing Activities	2,500	5,500

Increase (Decrease) in Cash	(924)	1,101

Cash and Cash Equivalents, Beginning of Period	1,013	1,562
Cash and Cash Equivalents, End of Period	$89	$2,663

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

November 30, 2017

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2017 Annual Report on Form 10-K. Operating results for the six months ended November 30, 2017 are not necessarily indicative of the results to be expected for year ending May 31, 2018.

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

NOTE 3 – NOTES PAYABLE

During the six months ended November 30, 2017, the Company borrowed $2,500 from a third party. This loan is due on demand and bears interest at the rate of 8%.

NOTE 4 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

At November 30, 2017, we had cash of $89 and total liabilities of $196,295 compared to cash of $1,013 and total liabilities of $186,749 at May 31, 2017. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six month period ended November 30, 2017 we borrowed $2,500 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $3,100. During the year ended May 31, 2017 we borrowed $6,500 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,400.

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

Results of Operations

We did not record revenues in 2017 or 2016. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs. General and administrative expenses increased to $7,649 for the six month period ended November 30, 2017 (“2018 six month period”) compared to $7,599 for the six month period ended November 30, 2016 (“2017 six month period”). General and administrative expenses decreased to $2,625 for the three month period ended November 30, 2017 (“2018 second quarter”) compared to $2,925 for the three month period ended November 30, 2016 (“2017 second quarter”).

Total other expense increased to $2,821 for the 2018 six month period compared to $2,642 for the 2017 six month period and increased to $1,422 for the 2018 second quarter compared to $1,352 for the 2017 second quarter. The increase is a result of accrued interest on loans.

Net loss increased to $10,470 for the 2018 six month period compared to $10,241 for the 2017 six month period and decreased to $4,047 for the 2018 second quarter compared to $4,277 for the 2017 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. In June 2016, Mr. Popp extended the due date of the promissory note from June 30, 2016 to June 30, 2018. These loans accrued interest of $940 for the six month period ended November 30, 2017.

During the 2018 six month period we borrowed $2,500 from a third party for operating expenses. At November 30, 2017 we owe the third party $47,600 and accrued interest on this loan of $13,833. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2018 six month period First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. First Equity billed the Company $3,100 for its services and advances for the 2018 six month period. As of November 30, 2017 First Equity’s account payable totals $95,600.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: January 11, 2018		LZG INTERNATIONAL, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

