Form 10-Q
period 2018-02-28
LZG INTERNATIONAL, INC.
filed 2018-04-16
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of April 13, 2018 was 250,556.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets	4
Unaudited Condensed Statements of Operations	5
Unaudited Condensed Statements of Cash Flows	6
Notes to the Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Controls and Procedures	11
PART II – OTHER INFORMATION
Item 1A. Risk Factors	12
Item 6. Exhibits	12
Signatures	13

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Nine Months Ended

February 28, 2018

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	FEBRUARY 28, 2018	MAY 31, 2017
ASSETS
CURRENT ASSETS
Cash	$139	$1,013
Total Current Assets	139	1,013
TOTAL ASSETS	$139	$1,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable - vendors	$800	$—
Accounts Payable - related party	97,100	92,500
Loan Payable - related party	23,500	23,500
Accrued Interest - related party	15,107	13,697
Loans Payable	49,100	45,100
Accrued Interest	14,798	11,952
Total Current Liabilities	200,405	186,749
TOTAL LIABILITIES	200,405	186,749

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,263,651)	(3,249,121)
Total Stockholders' Deficit	(200,266)	(185,736)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$139	$1,013

The accompanying notes are an integral part of these condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 28, 2018	THREE MONTHS ENDED FEB 28, 2017	NINE MONTHS ENDED FEB 28, 2018	NINE MONTHS ENDED FEB 28, 2017
REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,625	2,925	10,274	10,524
TOTAL EXPENSES	2,625	2,925	10,274	10,524

Net Operating Loss Before Other Expense	(2,625)	(2,925)	(10,274)	(10,524)

OTHER INCOME (EXPENSE)
Interest expense	(965)	(882)	(2,846)	(2,584)
Interest expense – related party	(470)	(470)	(1,410)	(1,410)
TOTAL OTHER EXPENSE	(1,435)	(1,352)	(4,256)	(3,994)

LOSS BEFORE INCOME TAXES	(4,060)	(4,277)	(14,530)	(14,518)

INCOME TAXES	—	—	—	—

NET LOSS	$(4,060)	$(4,277)	$(14,530)	$(14,518)

Net Loss Per Share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2018	NINE MONTHS ENDED FEB 28, 2017
Cash Flows from Operating Activities
Net Loss	$(14,530)	$(14,518)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable - related party	4,600	4,800
Accounts payable - other	800	—
Accrued interest	2,846	2,584
Accrued interest - related party	1,410	1,410
Net Cash Provided (Used) by Operating Activities	(4,874)	(5,724)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from loans payable	4,000	5,500
Net Cash Provided by Financing Activities	4,000	5,500

Increase (Decrease) in Cash	(874)	(224)

Cash and Cash Equivalents, Beginning of Period	1,013	1,562

Cash and Cash Equivalents, End of Period	$139	$1,338

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

February 28, 2018

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2017 Annual Report on Form 10-K. Operating results for the nine months ended February 28, 2018 are not necessarily indicative of the results to be expected for year ending May 31, 2018.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – NOTES PAYABLE

During the nine months ended February 28, 2018, the Company borrowed $4,000 from a third party. This loan is due on demand, is not collateralized and bears interest at the rate of 8%. Interest expense on this loan is $136 through February 28, 2018.

NOTE 4 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2018, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2018. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,410 for the nine months ended February 28, 2018.

NOTE 5 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

At February 28, 2018, we had cash of $139 and total liabilities of $200,405 compared to cash of $1,013 and total liabilities of $186,749 at May 31, 2017. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine month period ended February 28, 2018 we borrowed $4,000 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $4,600. During the year ended May 31, 2017 we borrowed $6,500 from a third party to fund our operations and relied upon a stockholder, for administrative and professional services totaling $6,400.

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

Results of Operations

We did not record revenues in our 2018 or 2017 fiscal years. General and administrative expenses represented consulting, administrative, professional services and out of pocket costs. General and administrative expenses decreased to $10,274 for the nine month period ended February 28, 2018 (“2018 nine month period”) compared to $10,524 for the nine month period ended February 28, 2017 (“2017 nine month period”). General and administrative expenses decreased to $2,625 for the three month period ended February 28, 2018 (“2018 third quarter”) compared to $2,925 for the three month period ended February 28, 2017 (“2017 third quarter”).

Total other expense increased to $4,256 for the 2018 nine month period compared to $3,994 for the 2017 nine month period and increased to $1,435 for the 2018 third quarter compared to $1,352 for the 2017 third quarter. The increase is a result of accrued interest on loans.

Net loss increased to $14,530 for the 2018 nine month period compared to $14,518 for the 2017 nine month period and decreased to $4,060 for the 2018 third quarter compared to $4,277 for the 2017 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured in June 2012. In June 2016, Mr. Popp extended the due date of the promissory note from June 30, 2016 to June 30, 2018. This promissory note accrued interest of $15,107 as of February 28, 2018.

During the 2018 nine month period we borrowed $4,000 from a third party for operating expenses. At February 28, 2018 we owe the third party $49,100 and accrued interest on this loan of $14,798. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2018 nine month period First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. First Equity billed the Company $4,600 for its services and advances for the 2018 nine month period. As of February 28, 2018 First Equity’s account payable totals $97,100.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;
•	it has issued more than $1 billion in non-convertible debt in the past three years; or
•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

LZG INTERNATIONAL, INC.

Date: April 16, 2018	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

