Form 10-K
period 2018-05-31
LZG INTERNATIONAL, INC.
filed 2018-10-01
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 WEST BURTON AVENUE, SALT LAKE CITY, UTAH	84115
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (801) 323-2395

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

The number of shares outstanding of the registrant’s common stock as of September 28, 2018, was 250,556.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our management.  As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we intend to consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

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

Holders

We have 58 stockholders of record of our common stock as of September 28, 2018.   The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2018, we had cash of $539 and total liabilities of $204,912 compared to cash of $1,013 and total liabilities of $186,749 at May 31, 2017.  We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2018, we borrowed $6,000 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,100.  During the year ended May 31, 2017 we borrowed $6,500 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,400.

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

Results of Operations

We did not record revenues in 2018 or 2017.  General and administrative expenses decreased to 12,899 for 2018 compared to $13,449 for 2017.  General and administrative expenses represented consulting, administrative, professional services and out of pocket costs and the 2018 decrease is primarily due to reduced consulting and administrative fees.

Total other expense increased to $5,738 for 2018 compared to $5,350 for 2017 as a result of interest on loans.

Our net loss decreased to $18,637 for 2018 compared to $18,799 for 2017.  Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses.  During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company.  On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, Mr. Popp agreed to extend the due date of this note to June 30, 2020.

During 2018 we borrowed $6,000 from a third party for operating expenses.  At May 31, 2018 and 2017 we owed this third party $51,100 and $45,100, respectively, and had accrued interest of $15,810 and $11,952, respectively.  The loans incurred interest expense of $3,858 and $3,470 for 2018 and 2017, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

As of May 31, 2018, First Equity Holdings Corp, a stockholder, converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

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

Tax Cuts and Jobs Act -  The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted for the period of enactment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LZG International, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LZG International, Inc. (the Company) as of May 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 28, 2018

Farmington Office: 1438 North Highway 89, Ste. 120 Farmington, UT 84025 (801) 447-9572	Members of the AICPA and UACPA www.pinncpas.com	Ogden Office: 3590 Harrison Blvd. Ste. GL-2 Ogden, UT 84403 (801) 399-1183

LZG International, Inc.

Balance Sheets

	MAY 31, 2018	MAY 31, 2017
ASSETS
CURRENT ASSETS
Cash	$539	$1,013
Total Current Assets	539	1,013
TOTAL ASSETS	$539	$1,013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$325	$—
Accounts Payable -- related party	6,100	92,500
Note Payable -- related party	92,500	—
Notes Payable	51,100	45,100
Accrued Interest	15,810	11,952
Total Current Liabilities	165,835	149,552
LONG-TERM LIABILITIES
Notes payable – related party	23,500	23,500
Accrued Interest – related party	15,577	13,697
Total Long-term Liabilities	39,077	37,197
TOTAL LIABILITIES	204,912	186,749

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,267,758)	(3,249,121)
Total Stockholders' Equity (Deficit)	(204,373)	(185,736)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$539	$1,013

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2018	YEAR ENDED MAY 31, 2017
REVENUES	$—	$—
EXPENSES
General and administrative	12,899	13,449
TOTAL EXPENSES	12,899	13,449
Net Operating Loss Before Other Expense	(12,899)	(13,449)

OTHER INCOME (EXPENSE)
Interest expense	(3,858)	(3,470)
Interest expense – related party	(1,880)	(1,880)
TOTAL OTHER EXPENSE	(5,738)	(5,350)

LOSS BEFORE INCOME TAXES	(18,637)	(18,799)

INCOME TAXES	—	—

NET LOSS	$(18,637)	$(18,799)

Net Loss Per Share	$(0.07)	$(0.08)

Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Stockholders’ Equity (Deficit)

For the Years Ended May 31, 2017 and 2018

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance – May 31, 2016	250,556	$251	$3,063,134	$(3,230,322)	$(166,937)
Net (loss) for the year ended May 31, 2017	—	—	—	(18,799)	(18,799)
Balance – May 31, 2017	250,556	$251	$3,063,134	$(3,249,121)	$(185,736)
Net (loss) for the year ended May 31, 2018	—	—	—	(18,637)	(18,637)
Balance – May 31, 2018	250,556	$251	$3,063,134	$(3,267,758)	$(204,373)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED
	MAY 31, 2018	MAY 31, 2017
Cash Flows from Operating Activities
Net Loss	$(18,637)	$(18,799)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	6,100	6,400
Accounts payable	325	—
Accrued interest	3,858	3,470
Accrued interest - related party	1,880	1,880
Net Cash Provided (Used) by Operating Activities	(6,474)	(7,049)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	6,000	6,500
Net Cash Provided by Financing Activities	6,000	6,500

Increase (Decrease) in Cash	(474)	(549)

Cash and Cash Equivalents, Beginning of Period	1,013	1,562
Cash and Cash Equivalents, End of Period	$539	$1,013

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Financing Activity:
Accounts payable-related party converted to note payable – related party	$92,000	$—

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2018 and 2017

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

(E)  Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of May 31, 2018 and 2017, all common stock activity has been included and there were no items considered to be anti-dilutive.

NOTE 1 – Organization and Summary of Significant Accounting Policies (continued)

Following is a reconciliation of the loss per share for the years ended May 31, 2018 and 2017, respectively:

	For the Years Ended May 31,
	2018	2017
Net (loss) available to common shareholders	$(18,637)	$(18,799)
Weighted average shares	250,556	250,556
Basic and fully diluted loss per share (based on weighted average shares)	$(0.07)	$(0.08)

(F)  Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at May 31, 2018 and 2017.

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

NOTE 3 – Income Taxes

At May 31, 2018, the Company has available unused net operating loss carryforwards of approximately $205,000 which may be applied against future taxable income and which expires in various years from 2023 through 2037. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $43,183 and $28,108 as of May 31, 2018 and 2017, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,914 during the year ended May 31, 2018 (exclusive of effects of Federal tax rate changes).

NOTE 3 – Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended May 31,
	2018	2017
Deferred tax asset:
NOL Carryforward (at 21% and 15%)	$43,183	$28,108
Valuation allowance	(43,183)	(28,108)
	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is a follows:

	For the Years Ended May 31,
	2018	2017

Federal tax benefit (at 21% and 15%)	$3,914	$2,820
Change in valuation allowance	(15,075)	(2,820)
Effect of rate change on Deferred Tax Asset	11,161	—
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2018 and 2017 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2018, 2017, 2016 and 2015.

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

NOTE 5 – Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2018, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2020. They are not collateralized, and bear interest at 8% per annum.   Interest expense was $1,880 for each of the years ended May 31, 2018 and 2017 and accrued interest on the notes totaled $15,577 and $13,697 at May 31, 2018 and 2017, respectively.

On May 31, 2018, a stockholder, converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand.

NOTE 6 – Loan Payable

The Company borrowed $51,100 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum.  Interest expense was $3,858 and $3,470 for years ended May 31, 2018 and 2017respectively, and accrued interest on the loan totaled $15,810 and $11,952 at May 31, 2018 and 2017, respectively.

NOTE 7 – Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 11, 2017, KLJ & Associates, LLP (“KLJ”) resigned as LZG International, Inc.’s independent registered public accounting firm.

On September 11, 2017, the Company engaged Pritchett Siler & Hardy, P.C., Certified Public Accountants (“PSH”), as our independent registered public accounting firm.

On January 23, 2018, the Company dismissed Pritchett, Siler & Hardy, PC as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

There were no disagreements between the Company and KLJ or PSH.

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

For the year ended May 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed during the year ended May 31, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2018.  None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of September 28, 2018.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	First Equity Holdings Corp.	50,310	20.0
	2157 S. Lincoln Street
	Salt Lake City, UT 84106
Common	Pierre Bosse	15,044	6.0
	302-88 Murray Street
	Ottawa, Ontario Canada
	K1N5M6
Common	Ben Bjarnason	15,044	6.0
	2302-470 Laurier Ave. W
	Ottawa, Ontario
	Canada K1R7W9
Common	Steve Biro	15,044	6.0
	20 Basford Cres.
	Stittsville, Ontario
	Canada, K2S1G7

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

During the fiscal years ended May 31, 2018 and 2017, First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs.  During the 2018 year First Equity billed the Company $6,100 for its services and advances and during the 2017 year First Equity billed the Company $6,400. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.    As of May 31, 2018, First Equity converted $92,500 of its $98,600 accounts payable to a promissory note which bears interest at 8% per annum and is due on demand.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans.  These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012.   Mr. Popp extended the due date of the note to June 30, 2020.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firms in connection with the audit of our financial statements and other professional services.

	KLJ & Associates, LLP	Pritchett Siler & Hardy, P.C.	Pinnacle Accountancy Group of Utah
	2017	2017	2018
Audit fees	$3,600	$1,600	$800
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

LZG INTERNATIONAL, INC.

Date: October 1, 2018	By:	/s/ Greg L. Popp
Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 1, 2018	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Date: October 1, 2018	By:	/s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director

