Form 10-Q
period 2018-08-31
LZG INTERNATIONAL, INC.
filed 2018-10-15
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of October 15, 2018 was 250,556.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2018

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	AUGUST 31, 2018	MAY 31, 2018
ASSETS
CURRENT ASSETS
Cash	$174	$539
Total Current Assets	174	539
TOTAL ASSETS	$174	$539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$3,000	$325
Accounts Payable -- related party	7,900	6,100
Note Payable -- related party	92,500	92,500
Notes Payable	51,100	51,100
Accrued Interest – related party	1,850	—
Accrued Interest	16,832	15,810
Total Current Liabilities	173,182	165,835

LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	16,047	15,577
Total Long-term Liabilities	39,547	39,077
TOTAL LIABILITIES	212,729	204,912

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding.	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,275,940)	(3,267,758)
Total Stockholders' Equity (Deficit)	(212,555)	(204,373)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$174	$539

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUGUST 31, 2018	THREE MONTHS ENDED AUGUST 31, 2017
REVENUES	$—	$—

EXPENSES
General and administrative	4,840	5,024
TOTAL EXPENSES	4,840	5,024
Net Operating Loss Before Other Expense	(4,840)	(5,024)

OTHER INCOME (EXPENSE)
Interest expense	(1,022)	(929)
Interest expense – related party	(2,320)	(470)
TOTAL OTHER EXPENSE	(3,342)	(1,399)

LOSS BEFORE INCOME TAXES	(8,182)	(6,423)

INCOME TAXES	—	—

NET LOSS	$(8,182)	$(6,423)

Net Loss Per Share	$(0.03)	$(0.03)
Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUGUST 31, 2018	THREE MONTHS ENDED AUGUST 31, 2017
Cash Flows from Operating Activities
Net Loss	$(8,182)	$(6,423)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	1,800	1,600
Accounts payable	2,675	—
Accrued interest	1,022	929
Accrued interest - related party	2,320	470
Net Cash Provided (Used) by Operating Activities	(365)	(3,424)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	—	2,500
Net Cash Provided by Financing Activities	—	2,500

Increase (Decrease) in Cash	(365)	(924)

Cash and Cash Equivalents, Beginning of Period	539	1,013

Cash and Cash Equivalents, End of Period	$174	$89

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

August 31, 2018

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2018 Annual Report on Form 10-K. Operating results for the three months ended August 31, 2018 are not necessarily indicative of the results to be expected for year ending May 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2018 included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2020. The loans are not collateralized and bear interest at 8% per annum. Interest expense was $470 for the three months ended August 31, 2018, resulting in accrued interest of $16,047 and $15,577 at August 31, 2018 and May 31, 2018, respectively.

During the three months ended August 31, 2018, a stockholder paid for administrative and professional services totaling $1,800, resulting in amounts payable to the stockholder of $7,900 and $6,100 as of August 31, 2018 and May 31, 2018, respectively. On May 31, 2018, the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Accrued interest and interest expense as of and for the three months ended August 31, 2018 was $1,850.

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

The type of business opportunity we acquire or with which we merge will affect our profitability for long term. We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

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

Liquidity and Capital Resources

At August 31, 2018, we had cash of $174 and total liabilities of $212,729 compared to cash of $539 and total liabilities of $204,912 at May 31, 2018. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three month period ended August 31, 2018 (“2018 first quarter’) we relied upon a stockholder for administrative and professional services totaling $1,800.

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

Results of Operations

We did not record revenues in 2018 or 2017. General and administrative expenses represented consulting, administrative, professional services and out-of-pocket costs. General and administrative expenses decreased to $4,840 for the 2018 first quarter compared to $5,024 for the three month period ended August 31, 2017 (“2017 first quarter”). The decrease of general and administrative expenses for the 2018 first quarter is primarily due to reduced consulting and administrative fees.

Total other expense increased to $3,342 for the 2018 first quarter compared to $1,399 for the 2017 first quarter as a result of accrued interest on loans.

Our net loss increased to $8,182 for the 2018 first quarter compared to $6,423 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2020. The total interest due at August 31, 2018 was $16,047.

At August 31, 2018 we had borrowed funds for operating expenses from a third party totaling $51,100, with accrued interest of $16,832. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2018 first quarter First Equity Holdings Corp, a stockholder, paid for administrative and professional services totaling $1,800. As of May 31, 2018, First Equity Holdings Corp converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

LZG INTERNATIONAL, INC.

Date: October 15, 2018	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

