Form 10-Q
period 2018-11-30
LZG INTERNATIONAL, INC.
filed 2019-01-11
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No☐ The registrant does not have a Web site.

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of January 11, 2019 was 250,556.

1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Six Months Ended

November 30, 2018

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30, 2018	May 31, 2018
ASSETS
CURRENT ASSETS
Cash	$1,084	$539
Total Current Assets	1,084	539
TOTAL ASSETS	$1,084	$539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$800	$325
Accounts Payable -- related party	9,400	6,100
Note Payable -- related party	92,500	92,500
Notes Payable	56,700	51,100
Accrued Interest – related party	3,700	—
Accrued Interest	17,929	15,810
Total Current Liabilities	181,029	165,835
LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	16,517	15,577
Total Long-term Liabilities	40,017	39,077
TOTAL LIABILITIES	221,046	204,912

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,283,347)	(3,267,758)
Total Stockholders' Equity (Deficit)	(219,962)	(204,373)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,084	$539

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2018	THREE MONTHS ENDED NOV 30, 2017	SIX MONTHS ENDED NOV 30, 2018	SIX MONTHS ENDED NOV 30, 2017
REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	3,990	2,625	8,830	7,649
TOTAL EXPENSES	3,990	2,625	8,830	7,649
Net Operating Loss Before Other Expense	(3,990)	(2,625)	(8,830)	(7,649)

OTHER INCOME (EXPENSE)
Interest expense	(1,097)	(952)	(2,119)	(1,881)
Interest expense – related party	(2,320)	(470)	(4,640)	(940)
TOTAL OTHER INCOME (EXPENSE)	(3,417)	(1,422)	(6,759)	(2,821)

LOSS BEFORE INCOME TAXES	(7,407)	(4,047)	(15,589)	(10,470)

INCOME TAXES	—	—	—	—

NET LOSS	$(7,407)	$(4,047)	$(15,589)	$(10,470)

Net Loss Per Share– basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)
Weighted average shares outstanding– basic and diluted	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2018	SIX MONTHS ENDED NOV 30, 2017
Cash Flows from Operating Activities
Net Loss	$(15,589)	$(10,470)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	3,300	3,100
Accounts payable	475	1,125
Accrued interest	2,119	1,881
Accrued interest - related party	4,640	940
Net Cash Provided (Used) by Operating Activities	(5,055)	(3,424)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	5,600	2,500
Net Cash Provided by Financing Activities	5,600	2,500

Increase (Decrease) in Cash	545	(924)

Cash and Cash Equivalents, Beginning of Period	539	1,013

Cash and Cash Equivalents, End of Period	$1,084	$89

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

November 30, 2018

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2018 Annual Report on Form 10-K. Operating results for the six months ended November 30, 2018 are not necessarily indicative of the results to be expected for year ending May 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2018, included loans from an officer of the company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities and have been extended to June 30, 2020. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $940 for the six months ended November 30, 2018, resulting in accrued interest of $16,517 and $15,577 at November 30, 2018 and May 31, 2018, respectively.

During the six months ended November 30, 2018, a stockholder, paid for administrative and professional services totaling $3,300, resulting in amounts payable to the stockholder of $9,400 and $6,100 as of November 30, 2018 and May 31, 2018, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Accrued interest and interest expense as of and for the six months ended November 30, 2018 was $3,700.

NOTE 4 – LOAN PAYABLE

The Company borrowed $56,700 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $2,119 for the six months ended November 30, 2018, resulting in accrued interest of $17,929 and $15,810 at November 30, 2018 and May 31, 2018, respectively.

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

Liquidity and Capital Resources

At November 30, 2018, we had cash of $1,084 and total liabilities of $221,046 compared to cash of $539 and total liabilities of $204,912 at May 31, 2018. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six month period ended November 30, 2018 (“2019 six month period”) and 2017 (“2018 six month period”), we relied upon a stockholder for administrative and professional services totaling $3,300 and $3,100, respectively, as well as proceeds from notes payable of $5,600 and $2,500, respectively.

During the six month period ended November 30, 2018 (“2019 six month period”) we relied upon a stockholder for administrative and professional services totaling $3,300.

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

Results of Operations

We did not record revenues in the 2019 or 2018 fiscal years. General and administrative expenses represented consulting, administrative, professional services and out-of-pocket costs. General and administrative expenses increased to $3,990 for the three month period ended November 30, 2018 (“2019 second quarter”) compared to $2,625 for the three month period ended November 30, 2017 (“2018 second quarter”). General and administrative expenses increased to $8,830 for the 2019 six month period compared to $7,649 for the 2018 six month period. The increase of general and administrative expenses for the 2019 six month period is primarily due to increased consulting and administrative fees.

Total other expense increased to $3,417 for the 2019 second quarter compared to $1,422 for the 2018 second quarter, and increased to $6,759 for the 2019 six month period compared to $2,821 for the 2018 six month period as a result of accrued interest on loans.

Our net loss increased to $7,407 for the 2019 second quarter compared to $4,047 for the 2018 second quarter. Net loss increased to $15,589 for the 2019 six month period compared to $10,470 for the 2018 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2020. The total interest due at November 30, 2018 was $16,517.

At November 30, 2018 we had borrowed funds for operating expenses from a third party totaling $56,700, with accrued interest of $17,929. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2019 six month period First Equity Holdings Corp (“First Equity”), a stockholder, paid for administrative and professional services totaling $3,300. At November 30, 2018 we owed First Equity $9,400. On May 31, 2018, the Company owed First Equity $92,500 and the Company converted those accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. The total interest due on that note at November 30, 2018 was $3,700.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: January 11, 2019	By: /s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

