Form 10-Q
period 2019-02-28
LZG INTERNATIONAL, INC.
filed 2019-04-15
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Yes ☒  No ☐

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of April 15. 2019 was 250,556.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Nine Months Ended

February 28, 2019

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	February 28, 2019	May 31, 2018
ASSETS
CURRENT ASSETS
Cash	$259	$539
Total Current Assets	259	539
TOTAL ASSETS	$259	$539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$—	$325
Accounts Payable – related party	10,900	6,100
Note Payable – related party	92,500	92,500
Notes Payable	57,800	51,100
Accrued Interest – related party	5,550	—
Accrued Interest	19,056	15,810
Total Current Liabilities	185,806	165,835

LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	16,987	15,577
Total Long-term Liabilities	40,487	39,077
TOTAL LIABILITIES	226,293	204,912

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,289,419)	(3,267,758)
Total Stockholders' Equity (Deficit)	(266,034)	(204,373)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$259	$539

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 28, 2019	THREE MONTHS ENDED FEB 28, 2018	NINE MONTHS ENDED FEB 28, 2019	NINE MONTHS ENDED FEB 28, 2018
REVENUES	$—	$—	$—	$—
EXPENSES
General and administrative	2,625	2,625	11,455	10,274
TOTAL EXPENSES	2,625	2,625	11,455	10,274
Net Operating Loss Before Other Expense	(2,625)	(2,625)	(11,455)	(10,274)

OTHER INCOME (EXPENSE)
Interest expense	(1,127)	(965)	(3,246)	(2,846)
Interest expense – related party	(2,320)	(470)	(6,960)	(1,410)
TOTAL OTHER INCOME (EXPENSE)	(3,447)	(1,435)	(10,206)	(4,256)

LOSS BEFORE INCOME TAXES	(6,072)	(4,060)	(21,661)	(14,530)
INCOME TAXES	—	—	—	—
NET LOSS	$(6,072)	$(4,060)	$(21,661)	$(14,530)
Net Loss Per Share– basic and diluted	$(0.02)	$(0.02)	(0.09)	(0.06)
Weighted average shares outstanding– basic and diluted	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Statement of Stockholders’ Equity (Deficit)

For the nine months ended February 28, 2019 and 2018

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated deficit	Total
Balance - May 31, 2017	250,556	$251	$3,063,134	$(3,249,121)	$(185,736)
Net (loss) for the Quarter ended August 31, 2017	—	—	—	(6,423)	(6,423)
Balance - August 31, 2017	250,556	251	3,063,134	(3,255,544)	(192,159)
Net (loss) for the Quarter ended November 30, 2017	—	—	—	(4,047)	(4,047)
Balance - November 30, 2017	250,556	251	3,063,134	(3,259,591)	(196,206)
Net (loss) for the Quarter ended February 28, 2018	—	—	—	(4,060)	(4,060)
Balance - February 28, 2018	250,556	$251	$3,063,134	$(3,263,651)	$(200,266)

Balance – May 31, 2018	250,556	$251	$3,063,134	$(3,267,758)	$(204,373)
Net (loss) for the Quarter ended August 31, 2018	—	—	—	(8,182)	(8,182)
Balance – August 31, 2018	250,556	251	3,063,134	(3,275,940)	(212,555)
Net (loss) for the Quarter ended November 30, 2018	—	—	—	(7,407)	(7,407)
Balance – November 30, 2018	250,556	251	3,063,134	(3,283,347)	(219,962)
Net (loss) for the Quarter ended February 28, 2019	—	—	—	(6,072)	(6,072)
Balance – February 28, 2019	250,556	$251	$3,063,134	$(3,289,419)	$(226,034)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2019	NINE MONTHS ENDED FEB 28, 2018
Cash Flows from Operating Activities
Net Loss	$(21,661)	$(14,530)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	4,800	4,600
Accounts payable	(325)	800
Accrued interest	3,246	2,846
Accrued interest - related party	6,960	1,410
Net Cash Provided (Used) by Operating Activities	(6,980)	(4,874)
Cash Flows From Investing Activities	—	—
Cash Flows from Financing Activities:
Proceeds from notes payable	6,700	4,000
Net Cash Provided by Financing Activities	6,700	4,000

Increase (Decrease) in Cash	(280)	(874)

Cash and Cash Equivalents, Beginning of Period	539	1,013
Cash and Cash Equivalents, End of Period	$259	$139

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

February 28, 2019

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2018 Annual Report on Form 10-K. Operating results for the nine months ended February 28, 2019 are not necessarily indicative of the results to be expected for year ending May 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2019 and May 31, 2018, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2020. The loans are not collateralized and bear interest at 8% per annum. Interest expense was $1,410 for each of the nine months ended February 28, 2019 and 2018, resulting in accrued interest of $16,987 and $15,577 at February 28, 2019 and May 31, 2018, respectively.

During the nine months ended February 28, 2019 and 2018, a stockholder paid for administrative and professional expenses of the Company totaling $4,800 and $4,600, respectively, resulting in amounts payable to the stockholder of $10,900 and $6,100 as of February 28, 2019 and May 31, 2018, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Accrued interest and interest expense as of and for the nine months ended February 28, 2019 was $5,550.

NOTE 4 – LOAN PAYABLE

At February 28, 2019 and May 31, 2018, the Company owed $57,800 and $51,100, respectively, to a third party. The loans are due on demand, are not collateralized, and bear interest at 8% per annum. Interest expense was $3,246 and $2,846 for the nine months ended February 28, 2019 and 2018, respectively, resulting in accrued interest of $19,056 and $15,810 at February 28, 2019 and May 31, 2018, respectively.

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

Liquidity and Capital Resources

At February 28, 2019, we had cash of $259 and total liabilities of $226,293 compared to cash of $539 and total liabilities of $204,912 at May 31, 2018. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine month period ended February 28, 2019 (“2019 nine month period”) and 2018 (“2018 nine month period”), we relied upon a stockholder for payment of administrative and professional fees totaling $4,800 and $4,600, respectively, as well as proceeds from third party notes payable of $6,700 and $4,000, respectively.

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

Results of Operations

We did not record revenues in the 2019 or 2018 fiscal years. General and administrative expenses represented consulting, administrative, professional services and out-of-pocket costs. General and administrative expenses were $2,625 for each of the three month period ended February 28, 2019 (“2019 third quarter”) and the three month period ended February 28, 2018 (“2018 third quarter”). General and administrative expenses increased to $11,455 for the 2019 nine month period compared to $10,274 for the 2018 nine month period. The increase of general and administrative expenses for the 2019 nine month period is primarily due to increased consulting and administrative fees.

Total other expense increased to $3,447 for the 2019 third quarter compared to $1,435 for the 2018 third quarter, and increased to $10,206 for the 2019 nine month period compared to $4,256 for the 2018 nine month period as a result of accrued interest on loans.

Our net loss increased to $6,072 for the 2019 third quarter compared to $4,060 for the 2018 third quarter. Net loss increased to $21,661 for the 2019 nine month period compared to $14,530 for the 2018 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2020. The total interest due at February 28, 2019 was $16,987.

At February 28, 2019, we had borrowed funds for operating expenses from a third party totaling $57,800, with accrued interest of $19,056. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2019 nine month period, First Equity Holdings Corp (“First Equity”), a stockholder, paid for administrative and professional services totaling $4,800. At February 28, 2019 we owed First Equity accounts payable of $10,900. On May 31, 2018, the Company owed First Equity $92,500 and the Company converted those accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. The total interest due on that note at February 28, 2019 was $5,550.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: April 15, 2019	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer
14