Form 10-K
period 2019-05-31
LZG INTERNATIONAL, INC.
filed 2019-08-29
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0234906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 WEST BURTON AVENUE, SALT LAKE CITY, UTAH	84115
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s common stock as of August 29, 2019, was 250,556.

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

PART I

ITEM 1. BUSINESS

Historical Development

LZG International, Inc. was incorporated in the state of Florida on May 22, 2000, as LazyGrocer.Com, Inc. Management intended to establish an online grocery solution, but we were unable to raise sufficient capital to continue operations and, as a result, limited our operations in November 2001. On August 28, 2009, the Company’s name was changed to LZG International, Inc.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we intend to consider the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

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

Holders

We have 58 stockholders of record of our common stock as of August 29, 2019. The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2019, we had cash of $434 and total liabilities of $232,696 compared to cash of $539 and total liabilities of $204,912 at May 31, 2018. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2019, we borrowed $8,000 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,300. During the year ended May 31, 2018, we borrowed $6,000 from a third party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,100.

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

Results of Operations

We did not record revenues in 2019 or 2018. General and administrative expenses increased to $14,080 for 2019 compared to $12,899 for 2018. This increase is primarily due to consulting, administrative, and professional services and out of pocket costs.

Total other expense increased to $13,809 for 2019 compared to $5,738 for 2018 as a result of interest on loans.

Our net loss increased to $27,889 for 2019 compared to $18,637 for 2018. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, Mr. Popp agreed to extend the due date of this note to June 30, 2020. Interest expense was $1,880 for each of the years ended May 31, 2019 and 2018, and accrued interest on the notes totaled $17,457 and $15,577 at May 31, 2019 and 2018, respectively. (See Item 13, below)

During 2019 we borrowed $8,000 from a third party for operating expenses. At May 31, 2019 and 2018 we owed this third party $59,100 and $51,100, respectively, and had accrued interest of $20,213 and $15,810, respectively. The loans incurred interest expense of $4,403 and $3,858 for 2019 and 2018, respectively, and accrued interest on the loan totaled $20,213 and $15,810 at May 31, 2019 and 2018, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

On May 31, 2019, First Equity Holdings Corp, a stockholder, converted $6,300 of its accounts payable to a promissory note and as of May 31, 2018, First Equity Holdings Corp. converted $92,500 of its accounts payable. The total balance of the note at May 31, 2019 was $98,800. The promissory notes bear interest at 8% per annum and are due on demand. Interest expense was $7,526 and $0 for the years ended May 31, 2019 and 2018, and accrued interest on the notes totaled $7,526 and $0 at May 31, 2019 and 2018, respectively. (See Item 13, below)

Off-Balance Sheet Arrangements

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

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2019 and 2018

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LZG International, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LZG International, Inc. (the Company) as of May 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 23, 2019

LZG International, Inc.

Balance Sheets

	MAY 31, 2019	MAY 31, 2018
ASSETS
CURRENT ASSETS
Cash	$434	$539
Total Current Assets	434	539
TOTAL ASSETS	$434	$539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$—	$325
Accounts payable -- related party	6,100	6,100
Note payable -- related party	98,800	92,500
Notes payable	59,100	51,100
Accrued interest – related party	7,526	—
Accrued interest	20,213	15,810
Total Current Liabilities	191,739	165,835
LONG-TERM LIABILITIES
Notes payable – related party	23,500	23,500
Accrued interest – related party	17,457	15,577
Total Long-term Liabilities	40,957	39,077
TOTAL LIABILITIES	232,696	204,912

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional paid-in capital	3,063,134	3,063,134
Accumulated deficit	(3,295,647)	(3,267,758)
Total Stockholders' Equity (Deficit)	(232,262)	(204,373)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$434	$539

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2019	YEAR ENDED MAY 31, 2018
REVENUES	$—	$—
EXPENSES
General and administrative	14,080	12,899
TOTAL EXPENSES	14,080	12,899
Net Operating Loss Before Other Expense	(14,080)	(12,899)

OTHER INCOME (EXPENSE)
Interest expense	(4,403)	(3,858)
Interest expense – related party	(9,406)	(1,880)
TOTAL OTHER EXPENSE	(13,809)	(5,738)

LOSS BEFORE INCOME TAXES	(27,889)	(18,637)

INCOME TAXES	—	—

NET LOSS	$(27,889)	$(18,637)

Net loss per share – Basic and diluted	$(0.11)	$(0.07)

Weighted average shares outstanding – Basic and diluted	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended May 31, 2018 and 2019

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – May 31, 2017	250,556	$251	$3,063,134	$(3,249,121)	$(185,736)
Net (loss) for the year ended May 31, 2018	—	—	—	(18,637)	(18,637)
Balance – May 31, 2018	250,556	251	3,063,134	(3,267,758)	(204,373)
Net (loss) for the year ended May 31, 2019	—	—	—	(27,889)	(27,889)
Balance – May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED MAY 31, 2019	YEAR ENDED MAY 31, 2018
Cash Flows from Operating Activities
Net Loss	$(27,889)	$(18,637)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	6,300	6,100
Accounts payable	(325)	325
Accrued interest	4,403	3,858
Accrued interest - related party	9,406	1,880
Net Cash Provided (Used) by Operating Activities	(8,105)	(6,474)
Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	8,000	6,000
Net Cash Provided by Financing Activities	8,000	6,000

Increase (Decrease) in Cash	(105)	(474)

Cash and Cash Equivalents, Beginning of Period	539	1,013

Cash and Cash Equivalents, End of Period	$434	$539

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—
Non-Cash Financing Activity:
Accounts payable-related party converted to note payable – related party	$6,300	$92,000

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2019 and 2018

NOTE 1 – Organization and Summary of Significant Accounting Policies

(A) Organization

LZG International, Inc. (the Company) is a Florida company that was incorporated on May 22, 2000. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company’s business model intended to establish an online grocery solution. A wholly-owned Canadian subsidiary, LazyGrocer.Com Corp., was established as part of this model, but it was dissolved in 2001.

Activities from inception have included raising capital and developing the Company’s business plan, Securities and Exchange Commission filings and limited operations.

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

(E) Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of May 31, 2019 and 2018, all common stock activity has been included and there were no items considered to be anti-dilutive.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2019 and 2018

(E) Basic and Fully Diluted Income (Loss) Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended May 31, 2019 and 2018, respectively:

	For the Years Ended May 31,
	2019	2018
Net (loss) available to common shareholders	$(27,889)	$(18,637)
Weighted average shares	250,556	250,556
Basic and fully diluted loss per share (based on weighted average shares)	$(0.11)	$(0.07)

(F) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at May 31, 2019 and 2018.

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

NOTE 3 – Income Taxes

At May 31, 2019, the Company has available unused net operating loss carryforwards of approximately $233,000 which may be applied against future taxable income. Due to a substantial change in the Company’s ownership during June, 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $48,800 and $43,200 as of May 31, 2019 and 2018, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,600 during the year ended May 31, 2019, (exclusive of effects of Federal tax rate changes).

LZG International, Inc.

Notes to the Financial Statements

May 31, 2019 and 2018

NOTE 3 – Income Taxes (Continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended May 31,
	2019	2018
Deferred tax asset:
NOL Carryforward (at 21%)	$48,800	$43,200
Valuation allowance	(48,800)	(43,200)
	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is a follows:

	For the Years Ended May 31,
	2019	2018

Federal tax benefit (at 21%)	$5,900	$3,900
Change in valuation allowance	(5,900)	(15,100)
Effect of rate change on Deferred Tax Asset	—	11,200
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2019 and 2018 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2016 through 2019.

NOTE 4 – Related Party Transactions

The financial statements include related party transactions, which as of May 31, 2019, were loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2020. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for each of the years ended May 31, 2019 and 2018 and accrued interest on the notes totaled $17,457 and $15,577 at May 31, 2019 and 2018, respectively.

On May 31, 2018, a stockholder, converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. On May 31, 2019, the stockholder, converted $6,300 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total balance owed of $98,800. Interest expense was $7,526 and $0 for the years ended May 31, 2019 and 2018, and accrued interest on the notes totaled $7,526 and $0 at May 31, 2019 and 2018, respectively.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2019 and 2018

NOTE 5 – Loan Payable

The Company borrowed $59,100 from a third party. The loan is due on demand, un-collateralized, and bears interest at 8% per annum. Interest expense was $4,403 and $3,858 for years ended May 31, 2019 and 2018, respectively, and accrued interest on the loan totaled $20,213 and $15,810 at May 31, 2019 and 2018, respectively.

NOTE 6 – Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 7 – Subsequent Events

The Company has evaluated all events occurring after the date of the accompanying balance sheets through the date the financial statements were issued and did not identify any material subsequent events requiring adjustments or disclosure to the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 11, 2017, KLJ & Associates, LLP resigned as LZG International, Inc.’s independent registered public accounting firm.

On September 11, 2017, the Company engaged Pritchett Siler & Hardy, P.C., Certified Public Accountants, as our independent registered public accounting firm.

On January 23, 2018, the Company dismissed Pritchett, Siler & Hardy, PC as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

There were no disagreements between the Company and KLJ & Associates, LLP or Pritchett Siler & Hardy, P.C.

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

For the year ended May 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	50	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	75	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

L. Lee Perry: Ms. Perry serves as President of Business Builders, Inc., a privately held Utah corporation which she co-founded in 1997 that provides business consulting for small businesses. Her business experience includes operating a small consulting business and prior experience as a director and executive officer of a small reporting company that had a class of securities registered with the SEC pursuant to Section 12. While serving as director and executive officer of that company, she participated in that company’s acquisition of a business opportunity.

During the past ten years neither of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2019. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 29, 2019.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	50,310	20.0
Common	Pierre Bosse 302-88 Murray Street Ottawa, Ontario Canada K1N5M6	15,044	6.0
Common	Ben Bjarnason 2302-470 Laurier Ave. W Ottawa, Ontario Canada K1R7W9	15,044	6.0
Common	Steve Biro 20 Basford Cres. Stittsville, Ontario Canada, K2S1G7	15,044	6.0

MANAGEMENT
Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Greg L. Popp	12,000	4.79
Common	Directors and officers as a group	12,000	4.79

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

During the fiscal years ended May 31, 2019 and 2018, First Equity Holdings, Corp. (“First Equity”), a 20% stockholder, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. During the 2019 year First Equity billed the Company $6,300 for its services and advances and during the 2018 year First Equity billed the Company $6,100. As of May 31, 2019, First Equity’s accounts payable total $6,100. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges. On May 31, 2018, First Equity converted $92,500 of the $98,600 accounts payable owed to a promissory note, and on May 31, 2019, First Equity converted an additional $6,300 in accounts payable to a promissory note, which totaled $98,800 at May 31, 2019, bears interest at 8% per annum and is due on demand.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans. These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012. Mr. Popp extended the due date of the note to June 30, 2020. Accrued interest on the notes were $17,457 at May 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by Pinnacle Accountancy Group of Utah for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	2019	2018
Audit fees	$6,400	$800
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of LZG International, Inc. are included in this report under Item 8 on pages 12 through 21.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
4.6	Description of Securities
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

LZG INTERNATIONAL, INC.

Date: August 29, 2019	By:	/s/ Greg L. Popp
Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LZG INTERNATIONAL, INC.

Date: August 29, 2019	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

Date: August 29, 2019	By:	/s/ L. Lee Perry
L. Lee Perry
Secretary/Treasurer and Director

