Form 10-Q
period 2019-08-31
LZG INTERNATIONAL, INC.
filed 2019-10-09
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of October 9, 2019, was 250,556.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2019

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	AUGUST 31, 2019	MAY 31, 2019
ASSETS
CURRENT ASSETS
Cash	$434	$434
Total Current Assets	434	434
TOTAL ASSETS	$434	$434

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$3,325	$—
Accounts Payable --related party	7,600	6,100
Note Payable -- related party	98,800	98,800
Notes Payable	59,100	59,100
Accrued Interest – related party	9,502	7,526
Accrued Interest	21,395	20,213
Total Current Liabilities	199,722	191,739
LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	17,927	17,457
Total Long-term Liabilities	41,427	40,957
TOTAL LIABILITIES	241,149	232,696
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,304,100)	(3,295,647)
Total Stockholders' Equity (Deficit)	(240,715)	(232,262)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$434	$434

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUGUST 31, 2019	THREE MONTHS ENDED AUGUST 31, 2018
REVENUES	$—	$—

EXPENSES
General and administrative	4,825	4,840
TOTAL EXPENSES	4,825	4,840

Net Operating Loss Before Other Expense	(4,825)	(4,840)

OTHER INCOME (EXPENSE)
Interest expense	(1,182)	(1,022)
Interest expense – related party	(2,446)	(2,320)
TOTAL OTHER EXPENSE	(3,628)	(3,342)

LOSS BEFORE INCOME TAXES	(8,453)	(8,182)
INCOME TAXES	—	—
NET LOSS	$(8,453)	$(8,182)
Net Loss Per Share	$(0.03)	$(0.03)
Weighted average shares outstanding	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statement of Stockholders Deficit

For the three months ended August 31, 2018 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – May 31, 2018	250,556	$251	$3,063,134	$(3,267,758)	$(204,373)
Net (loss) for the quarter ended August 31, 2018	—	—	—	(8,182)	(8,182)
Balance – August 31, 2018	250,556	251	3,063,134	(3,275,940)	(212,555)

Balance – May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)
Net (loss) for the quarter ended August 31, 2019	—	—	—	(8,453)	(8,453)
Balance – August 31, 2019	250,556	$251	$3,063,134	(3,304,100)	$(240,715)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUGUST 31, 2019	THREE MONTHS ENDED AUGUST 31, 2018

Cash Flows from Operating Activities
Net Loss	$(8,453)	$(8,182)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	1,500	1,800
Accounts payable	3,325	2,675
Accrued interest	1,182	1,022
Accrued interest - related party	2,446	2,230
Net Cash Provided (Used) by Operating Activities	—	(365)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash	—	(365)

Cash and Cash Equivalents, Beginning of Period	434	539

Cash and Cash Equivalents, End of Period	$434	$174

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

August 31, 2019

(Unaudited)

 NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2019 Annual Report on Form 10-K. Operating results for the three months ended August 31, 2019 are not necessarily indicative of the results to be expected for year ending May 31, 2020.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2019, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $470 for the three months ended August 31, 2019, resulting in accrued interest of $17,927 and $17,457 at August 31, 2019 and May 31, 2019, respectively.

During the three months ended August 31, 2019, a stockholder, paid for administrative and professional services totaling $1,500, resulting in amounts payable to the stockholder of $7,600 and $6,100 as of August 31, 2019 and May 31, 2019, respectively. On May 31, 2018 the stockholder converted $98,800 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Interest expense was $1,976 for the three months ended August 31, 2019, resulting in accrued interest of $9,502 and $7,526 at August 31, 2019 and May 31, 2019, respectively.

NOTE 4 – LOAN PAYABLE

The Company borrowed $59,100 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $1,182 for the three months ended August 31, 2019, resulting in accrued interest of $21,395 and $20,213 at August 31, 2019 and May 31, 2019, respectively.

8

LZG International, Inc.

Notes to the Condensed Financial Statements

August 31, 2019

(Unaudited)

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

The type of business opportunity we acquire or with which we merge will affect our profitability. We may consider a business which needs to raise additional funds through a public offering, including one that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur through a public offering.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital. Our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

At August 31, 2019, we had cash of $434 and total liabilities of $241,149 compared to cash of $434 and total liabilities of $232,696 at May 31, 2019. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three month period ended August 31, 2019 (“2020 first quarter’) we relied upon a stockholder for administrative and professional services totaling $1,500.

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

Results of Operations

We did not record revenues in the first quarter ended August 31, 2019 or the fiscal years ended May 31, 2019 or May 31, 2018. General and administrative expenses represented consulting, administrative, professional services and out-of-pocket costs. General and administrative expenses were $4,825 for the 2020 first quarter compared to $4,840 for the three month period ended August 31, 2018 (“2019 first quarter”).

Total other expense increased to $3,628 for the 2020 first quarter compared to $3,342 for the 2019 first quarter as a result of accrued interest on loans.

Our net loss increased to $8,453 for the 2020 first quarter compared to $8,182 for the 2019 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. The total interest due at August 31, 2019 was $17,927 compared to $17,457 at May 31, 2019.

We have borrowed funds from a third party for operating expenses. At August 31, 2019 we owed this third party $59,100 with accrued interest of $21,395 and $20,213 as of August 31, 2019 and May 31, 2019, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2020 first quarter First Equity Holdings Corp, a stockholder, paid for administrative and professional services totaling $1,500, resulting in amounts payable to the stockholder of $7,600 and $6,100 as of August 31, 2019 and May 31, 2019, respectively.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: October 9, 2019	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

