Form 10-Q
period 2019-11-30
LZG INTERNATIONAL, INC.
filed 2020-01-10
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of January 10, 2020, was 250,556.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Six Months Ended

November 30, 2019

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30, 2019	MAY 31, 2019
ASSETS
CURRENT ASSETS
Cash	$209	$434
Total Current Assets	209	434
TOTAL ASSETS	$209	$434

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$1,225	$—
Accounts Payable --related party	9,100	6,100
Note Payable -- related party	101,900	98,800
Notes Payable	59,100	59,100
Accrued Interest – related party	11,516	7,526
Accrued Interest	22,577	20,213
Total Current Liabilities	205,418	191,739
LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	18,397	17,457
Total Long-term Liabilities	41,897	40,957
TOTAL LIABILITIES	247,315	232,696

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,310,491)	(3,295,647)
Total Stockholders' Equity (Deficit)	(247,106)	(232,262)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$209	$434

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2019	THREE MONTHS ENDED NOV 30, 2018	SIX MONTHS ENDED NOV 30, 2019	SIX MONTHS ENDED NOV 30, 2018
REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,725	3,990	7,550	8,830
TOTAL EXPENSES	2,725	3,990	7,550	8,830
Net Operating Loss Before Other Expense	(2,725)	(3,990)	(7,550)	(8,830)

OTHER INCOME (EXPENSE)
Interest expense	(1,182)	(1,097)	(2,364)	(2,119)
Interest expense – related party	(2,484)	(2,320)	(4,930)	(4,640)
TOTAL OTHER EXPENSE	(3,666)	(3,417)	(7,294)	(6,759)

LOSS BEFORE INCOME TAXES	(6,391)	(7,407)	(14,844)	(15,589)

INCOME TAXES	—	—	—	—

NET LOSS	$(6,391)	$(7,407)	$(14,844)	$(15,589)

Net Loss Per Share	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average shares outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statement of Stockholders Deficit

For the three and six months ended November 30, 2018 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – May 31, 2018	250,556	$251	$3,063,134	$(3,267,758)	$(204,373)
Net (loss) for the quarter ended August 31, 2018	—	—	—	(8,182)	(8,182)
Balance – August 31, 2018	250,556	251	3,063,134	(3,275,940)	(212,555)
Net (loss) for the quarter ended November 30, 2018	—	—	—	(7,407)	(7,407)
Balance – November 30, 2018	250,556	$251	$3,063,134	$(3,283,347)	$(219,962)

Balance – May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)
Net (loss) for the quarter ended August 31, 2019	—	—	—	(8,453)	(8,453)
Balance – August 31, 2019	250,556	251	$3,063,134	(3,304,100)	$(240,715)
Net (loss) for the quarter ended November 30, 2019	—	—	—	(6,391)	(6,391)
Balance – November 30, 2019	250,556	$251	$3,063,134	$(3,310,491)	$(247,106)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2019	SIX MONTHS ENDED NOV 30, 2018
Cash Flows from Operating Activities
Net Loss	$(14,844)	$(15,589)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	3,000	3,300
Accounts payable	1,225	475
Accrued interest	2,364	2,119
Accrued interest – related party	4,930	4,640
Net Cash Provided (Used) by Operating Activities	(3,325)	(5,055)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from advances and notes payable – related party	3,100	5,600
Net Cash Provided by Financing Activities	3,100	5,600

Increase (Decrease) in Cash	(225)	545

Cash and Cash Equivalents, Beginning of Period	434	539

Cash and Cash Equivalents, End of Period	$209	$1,084

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

November 30, 2019

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2019 Annual Report on Form 10-K. Operating results for the six months ended November 30, 2019 are not necessarily indicative of the results to be expected for year ending May 31, 2020.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2019, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $940 for the six months ended November 30, 2019 and $470 for the three months ended November 30, 2019, resulting in accrued interest of $18,397 and $17,457 at November 30, 2019 and May 31, 2019 respectively.

During the six months ended November 30, 2019, a stockholder, paid for administrative and professional services totaling $3,000, resulting in amounts payable to the stockholder of $9,100 and $6,100 as of November 30, 2019 and May 31, 2019 respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Interest expense was $3,990 for the six months ended November 30, 2019 and $2,014 for the three months ended November 30, 2019, resulting in accrued interest of $11,516 and $7,526 at November 30, 2019 and May 31, 2019, respectively.

NOTE 4 – LOAN PAYABLE

The Company borrowed $59,100 from a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $2,364 for the six months ended November 30, 2019 and $1,182 for the three months ended November 30, 2019, resulting in accrued interest of $22,577 and $20,213 at November 30, 2019 and May 31, 2019, respectively.

8

LZG International, Inc.

Notes to the Condensed Financial Statements

November 30, 2019

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

Liquidity and Capital Resources

At November 30, 2019, we had cash of $209 and total liabilities of $247,315 compared to cash of $434 and total liabilities of $232,696 at May 31, 2019. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six month period ended November 30, 2019 (“2020 six month period”) we relied upon a stockholder for administrative and professional services totaling $3,100.

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

Results of Operations

We did not record revenues during the 2020 six month period or the fiscal years ended May 31, 2019 or May 31, 2018. General and administrative expenses represented consulting, administrative, professional services and out-of-pocket costs. General and administrative expenses were $7,550 for the 2020 six month period compared to $8,830 for the six month period ended November 30, 2018 (“2019 six month period”). General and administrative expenses were $2,725 for the 2020 second quarter compared to $3,990 for the three month period ended November 30, 2018 (“2019 second quarter”). General and administrative expenses decreased in both periods primarily due to reduced audit fees.

Total other expense increased to $7,294 for the 2020 six month period compared to $6,759 for the 2019 six month period and increased to $3,666 for the 2020 second quarter compared to $3,417 for the 2019 second quarter as a result of accrued interest on loans.

Our net loss decreased to $14,844 for the 2020 six month period compared to $15,589 for the 2019 six month period and decreased to $6,391 for the 2020 second quarter compared to $7,407 for the 2019 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. The total interest due at November 30, 2019 was $18,397 compared to $17,457 at May 31, 2019.

We have borrowed funds from a third party for operating expenses. At November 30, 2019 we owed this third party $59,100 with accrued interest of $22,577 and $20,213 as of November 30, 2019 and May 31, 2019, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the 2020 six month period First Equity Holdings Corp, a stockholder, paid for administrative and professional services totaling $3,000, resulting in amounts payable to the stockholder of $9,100 and $6,100 as of November 30, 2019 and May 31, 2019, respectively.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: January 10, 2020	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

