Form 10-K
period 2020-05-31
LZG INTERNATIONAL, INC.
filed 2020-08-28
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of August 28, 2020, was 250,556.

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

Available Information

We currently do not have a Company website.

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

Holders

We have 58 stockholders of record of our common stock as of August 28, 2020. The Company has not issued any shares of its preferred stock.

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

Liquidity and Capital Resources

At May 31, 2020, we had cash of $1,834 and total liabilities of $261,867 compared to cash of $434 and total liabilities of $232,696 at May 31, 2019. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2020, we borrowed $8,300 from a stockholder to fund our operations and relied upon that stockholder for administrative and professional services totaling $6,100. During the year ended May 31, 2019, we borrowed $8,000 from a related party to fund our operations and relied upon a stockholder for administrative and professional services totaling $6,300.

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

Results of Operations

We did not record revenues in 2020 or 2019. General and administrative expenses were $13,000 for 2020 compared to $14,080 for 2019. This decrease is primarily due to reduced consulting, administrative, and professional services and out of pocket costs.

Total other expense increased to $14,771 for 2020 compared to $13,809 for 2019 as a result of interest on loans.

Our net loss was $27,771 for 2020 compared to $27,889 for 2019. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, Mr. Popp agreed to extend the due date of this note to June 30, 2022. Interest expense was $1,880 for each of the years ended May 31, 2020 and 2019, and accrued interest on the notes totaled $19,337 and $17,457 at May 31, 2020 and 2019, respectively. (See Item 13, below)

At May 31, 2020 and 2019 we owed a third party $59,100. The loans incurred interest expense of $4,728 and $4,403 for 2020 and 2019, respectively, and accrued interest on the loan totaled $24,941 and $20,213 at May 31, 2020 and 2019, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

On May 31, 2018, a stockholder converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. During the year ended May 31, 2019, the stockholder loaned the Company $8,000 resulting in notes payable of $98,800. During the year ended May 31, 2020 the stockholder loaned the Company $8,300 and converted $6,100 of its accounts payable to a promissory note. These actions resulted in a total notes payable balance of $113,200 at May 31, 2020. Interest expense was $8,163 and $7,526 for the years ended May 31, 2020 and 2019, respectively, and accrued interest on the notes totaled $15,689 and $7,526 at May 31, 2020 and 2019, respectively. (See Item 13, below)

Off-Balance Sheet Arrangements

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

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LZG International, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LZG International, Inc. (the Company) as of May 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 27, 2020

LZG International, Inc.

Balance Sheets

	MAY 31, 2020	MAY 31, 2019
ASSETS
CURRENT ASSETS
Cash	$1,834	$434
Total Current Assets	1,834	434
TOTAL ASSETS	$1,834	$434

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,100	$6,100
Note payable – related party	113,200	98,800
Notes payable	59,100	59,100
Accrued interest – related party	15,689	7,526
Accrued interest	24,941	20,213
Total Current Liabilities	219,030	191,739

LONG-TERM LIABILITIES
Notes payable – related party	23,500	23,500
Accrued interest – related party	19,337	17,457
Total Long-term Liabilities	42,837	40,957
TOTAL LIABILITIES	261,867	232,696

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional paid-in capital	3,063,134	3,063,134
Accumulated deficit	(3,323,418)	(3,295,647)
Total Stockholders' Deficit	(260,033)	(232,262)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,834	$434

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2020	YEAR ENDED MAY 31, 2019
REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	13,000	14,080
TOTAL OPERATING EXPENSES	13,000	14,080
Net Operating Loss Before Other Expense	(13,000)	(14,080)

OTHER INCOME (EXPENSE)
Interest expense	(4,728)	(4,403)
Interest expense – related party	(10,043)	(9,406)
TOTAL OTHER EXPENSE	(14,771)	(13,809)

LOSS BEFORE INCOME TAXES	(27,771)	(27,889)
INCOME TAXES	—	—

NET LOSS	$(27,771)	$(27,889)

Net loss per share – Basic and diluted	$(0.11)	$(0.11)
Weighted average shares outstanding – Basic and diluted	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Stockholders’ Deficit

For the Years Ended May 31, 2019 and 2020

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – May 31, 2018	250,556	$251	$3,063,134	$(3,267,758)	$(204,373)
Net (loss) for the year ended May 31, 2019	—	—	—	(27,889)	(27,889)
Balance – May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)
Net (loss) for the year ended May 31, 2020	—	—	—	(27,771)	(27,771)
Balance – May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED MAY 31, 2020	YEAR ENDED MAY 31, 2019
Cash Flows from Operating Activities
Net Loss	$(27,771)	$(27,889)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	6,100	6,300
Accounts payable	—	(325)
Accrued interest	4,728	4,403
Accrued interest - related party	10,043	9,406
Net Cash Provided (Used) by Operating Activities	(6,900)	(8,105)

Cash Flows From Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	8,300	8,000
Net Cash Provided by Financing Activities	8,300	8,000

Increase (Decrease) in Cash	1,400	(105)

Cash and Cash Equivalents, Beginning of Period	434	539

Cash and Cash Equivalents, End of Period	$1,834	$434

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Financing Activity:
Accounts payable-related party converted to note payable – related party	$6,100	$6,300

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2020 and 2019

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

(E) Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements.

The computations of fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from any outstanding stock options, warrants or convertible debentures. As of May 31, 2020 and 2019, all common stock activity has been included and there were no common stock equivalents outstanding.

Following is a reconciliation of the loss per share for the years ended May 31, 2020 and 2019, respectively:

	For the Years Ended May 31,
	2020	2019
Net (loss) available to common shareholders	$(27,771)	$(27,889)
Weighted average shares	250,556	250,556
Basic and fully diluted loss per share (based on weighted average shares)	$(0.11)	$(0.11)

(F) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at May 31, 2020 and 2019.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has current liabilities in excess of current assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 – INCOME TAXES

At May 31, 2020, the Company has available unused net operating loss carryforwards of approximately $260,000 which may be applied against future taxable income and which expires in various years from 2023 through 2038. Due to a substantial change in the Company’s ownership during June 2008 there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $54,600 and $48,800 as of May 31, 2020 and 2019, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,800 during the year ended May 31, 2020, (exclusive of effects of Federal tax rate changes).

Deferred tax assets and the valuation account are as follows:

	For the Years Ended May 31,
	2020	2019
Deferred tax asset:
NOL Carryforward (at 21%)	$54,600	$48,800
Valuation allowance	(54,600)	(48,800)
	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is a follows:

	For the Years Ended May 31,
	2020	2019
Federal tax benefit (at 21%)	$5,800	$5,900
Change in valuation allowance	(5,800)	(5,900)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2020 and 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2017 through 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of May 31, 2020 and 2019 include loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014 and have been extended to June 30, 2022. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for each of the years ended May 31, 2020 and 2019 and accrued interest on the notes totaled $19,337 and $17,457 at May 31, 2020 and 2019, respectively.

On May 31, 2018, a stockholder converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. During the year ended May 31, 2019, the stockholder loaned the Company $8,000 resulting in notes payable of $98,800. During the year ended May 31, 2020 the stockholder loaned the Company $8,300 and converted $6,100 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. These actions resulted in notes payable of $113,200 at May 31, 2020. Interest expense was $8,163 and $7,526 for the years ended May 31, 2020 and 2019, respectively, and accrued interest on the notes totaled $15,689 and $7,526 at May 31, 2020 and 2019, respectively.

NOTE 5 – LOAN PAYABLE

As of May 31, 2020 and 2019, the Company owes $59,100 to a third party. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $4,728 and $4,403 for years ended May 31, 2020 and 2019, respectively, and accrued interest on the loan totaled $24,941 and $20,213 at May 31, 2020 and 2019, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent registered public accounting firm on accounting financial disclosure during the past two fiscal years.

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

For the year ended May 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	51	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	76	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2020. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 28, 2020.

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

During the fiscal years ended May 31, 2020, and 2019 a 20% stockholder provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges. During the year ended May 31, 2019, the stockholder loaned the Company $8,000 resulting in notes payable of $98,800 and had accounts payable totaling $6,100. During the year ended May 31, 2020 the stockholder loaned the Company $8,300 and had accounts payable of $6,100. On May 31, 2020 the stockholder converted $6,100 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. These actions resulted in total notes payable of $113,200 and accounts payable of $6,100 owed to this shareholder at May 31, 2020.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans. These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012. Mr. Popp extended the due date of the note to June 30, 2020. Accrued interest on the notes was $19,337 at May 31, 2020.

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

	2020	2019
Audit fees	$6,200	$6,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

No.	Description
3.1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3.1.2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 to Form 10-K, filed August 29, 2019)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: August 28, 2020

By: /s/ Greg L. Popp

Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 28, 2020

By: /s/ Greg L. Popp

Greg L. Popp

President and Director

Principal Executive and Financial Officer

Date: August 28, 2020

By: /s/L. Lee Perry

L. Lee Perry

Secretary/Treasurer and Director

