Form 10-Q
period 2020-11-30
LZG INTERNATIONAL, INC.
filed 2021-01-12
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of January 12, 2021, was 250,556.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Six Months Ended

November 30, 2020

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30, 2020	May 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,685	$1,834
Total Current Assets	1,685	1,834
TOTAL ASSETS	$1,685	$1,834

CURRENT LIABILITIES
Accounts Payable – related party	$9,100	$6,100
Note Payable – related party	113,200	113,200
Notes Payable	64,100	59,100
Accrued Interest – related party	20,217	15,689
Accrued Interest	27,443	24,941
Total Current Liabilities	234,060	219,030

LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	20,277	19,337
Total Long-term Liabilities	43,777	42,837
TOTAL LIABILITIES	$277,837	$261,867

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	$—	$—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,339,537)	(3,323,418)
Total Stockholders' Deficit	(276,152)	(260,033)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,685	$1,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30 2020	THREE MONTHS ENDED NOV 30 2019	SIX MONTHS ENDED NOV 30 2020	SIX MONTHS ENDED NOV 30 2019
REVENUES	$—	$—	$—	$—
EXPENSES
General and administrative	2,825	2,725	8,150	7,550
TOTAL EXPENSES	2,825	2,725	8,150	7,550
Net Operating Loss Before Other Expense	(2,825)	(2,725)	(8,150)	(7,550)

OTHER EXPENSE
Interest expense	(1,282)	(1,182)	(2,501)	(2,364)
Interest expense – related party	(2,734)	(2,484)	(5,468)	(4,930)
TOTAL OTHER EXPENSE	(4,016)	(3,666)	(7,969)	(7,294)

LOSS BEFORE INCOME TAXES	(6,841)	(6,391)	(16,119)	(14,844)
INCOME TAXES	—	—	—	—
NET LOSS	$(6,841)	$(6,391)	$(16,119)	$(14,844)

Net Loss Per Share	$(0.03)	$(0.03)	$(0.06)	$0.06)
Weighted Average Shares Outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statement of Stockholders’ Deficit

For the three and six months ended November 30, 2019 and November 30, 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)
Net (loss) for the quarter ended August 31, 2019	—	—	—	(8,453)	(8,453)
Balance – August 31, 2019	250,556	$251	$3,063,134	$(3,304,100)	$(240,715)
Net (loss) for the quarter ended November 30, 2019	—	—	—	(6,391)	(6,391)
Balance – November 30, 2019	250,556	$251	$3,063,134	$(3,310,491)	$(247,106)

Balance – May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)
Net (loss) for the quarter ended August 31, 2020	—	—	—	(9,278)	(9,278)
Balance – August 31, 2020	250,556	$251	$3,063,134	$(3,332,696)	$(269,311)
Net (loss) for the quarter ended November 30, 2020	—	—	—	(6,841)	(6,841)
Balance – November 30, 2020	250,556	$251	$3,063,134	$(3,339,537)	$(276,152)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2020	SIX MONTHS ENDED NOV 30, 2019
Cash Flows from Operating Activities
Net Loss	$(16,119)	$(14,844)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Changes in assets and liabilities:
Accounts payable – related party	3,000	3,000
Accounts payable	—	1,225
Accrued interest	2,502	2,364
Accrued interest – related party	5,468	4,930
Net Cash Provided (Used) by Operating Activities	(5,149)	(3,325)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from advances and notes payable	5,000	3,100
Net Cash Provided by Financing Activities	5,000	3,100

Increase (Decrease) in Cash	(149)	(225)

Cash and Cash Equivalents, Beginning of Period	1,834	434
Cash and Cash Equivalents, End of Period	$1,685	$209

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

November 30, 2020

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2020 Annual Report on Form 10-K. Operating results for the six months ended November 30, 2020 are not necessarily indicative of the results to be expected for year ending May 31, 2021.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2020, and May 31, 2020, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $940 and $940 for the six months ended November 30, 2020 and 2019, respectively, resulting in accrued interest of $20,277 and $19,337 at November 30, 2020 and May 31, 2020, respectively.

During the six months ended November 30, 2020 and 2019, a stockholder paid for administrative and professional services totaling $3,000 and $3,000, respectively, resulting in amounts payable to the stockholder of $9,100 and $6,100 as of November 30, 2020, and May 31, 2020, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand, resulting in a promissory note payable balance of $113,200 at November 30, 2020 and May 31, 2020. Interest expense was $4,528 and $3,990 for the six months ended November 30, 2020 and 2019, respectively, resulting in accrued interest of $20,217 and $15,689 at November 30, 2020 and May 31, 2020, respectively.

NOTE 4 – LOANS PAYABLE

During the six months ended November 30, 2020 and 2019 the Company borrowed $5,000 and $3,100, respectively, from a third party, resulting in loans payable of $64,100 and $59,100 at November 30, 2020 and May 31, 2020, respectively. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $2,502 and $2,364 for the six months ended November 30, 2020 and 2019, respectively, resulting in accrued interest of $27,443 and $24,941 at November 30, 2020 and May 31, 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations since inception and lack revenues to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders and/or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable company and acquire or enter into a merger with such company. At this time management is unsure what effect the COVID-19 pandemic will have on our search for companies to acquire or merge with.

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

Liquidity and Capital Resources

At November 30, 2020, we had cash of $1,685 and total liabilities of $277,837 compared to cash of $1,834 and total liabilities of $261,867 at May 31, 2020. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the six-month period ended November 30, 2020 (“2021 six-month period”) we relied upon a stockholder for administrative and professional services.

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

Results of Operations

We did not record revenues during the six-month periods ended November 30, 2020 and 2019. General and administrative expenses represented consulting, administrative, professional services and out-of-pocket costs. General and administrative expenses were $8,150 for 2021 six-month period compared to $7,550 for the six-month period ended November 30, 2019 (“2020 six-month period”). General and administrative expenses were $2,825 for the quarter ended November 30, 2020 (“2021 second quarter”) compared to $2,725 for the quarter ended November 30, 2019 (“2020 second quarter”).

Total other expense increased to $7,969 for the 2021 six-month period compared to $7,294 for the 2020 six-month period as a result of accrued interest on loans. Total other expense increased to $4,016 for the 2021 second quarter compared to $3,666 for the 2020 second quarter.

Our net loss increased to $16,119 the 2021 six-month period compared to $14,844 for the 2020 six-month period and increased to $6,841 for the 2021 second quarter compared to $6,391 for the 2020 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

We have relied upon loans and advances to fund our operational expenses. During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. The total interest due at November 30, 2020 was $20,277 compared to $19,337 at May 31, 2020.

During the 2021 six-month period, a stockholder paid for administrative and professional services totaling $3,000 resulting in amounts payable to the stockholder of $9,100 and $6,100 as of November 30, 2020 and May 31, 2020, respectively.

During the 2021 six-month period, we borrowed $5,000 from a third party for operating expenses. At November 30, 2020 we owed this third party $64,100 with accrued interest of $27,443. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: January 12, 2021	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

