Form 10-Q
period 2021-02-28
LZG INTERNATIONAL, INC.
filed 2021-04-14
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of April 14, 2021, was 250,556.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Nine Months Ended

February 28, 2021

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	February 28, 2021	May 31, 2020
ASSETS
CURRENT ASSETS
Cash	$360	$1,834
Total Current Assets	360	1,834
TOTAL ASSETS	$360	$1,834

CURRENT LIABILITIES
Accounts Payable – related party	$10,600	$6,100
Note Payable – related party	113,200	113,200
Notes Payable	64,100	59,100
Accrued Interest – related party	22,481	15,689
Accrued Interest	28,725	24,941
Total Current Liabilities	239,106	219,030

LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	20,747	19,337
Total Long-term Liabilities	44,247	42,837
TOTAL LIABILITIES	$283,353	$261,867

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	$—	$—
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,346,378)	(3,323,418)
Total Stockholders' Deficit	(282,993)	(260,033)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$360	$1,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 28 2021	THREE MONTHS ENDED FEB 29 2020	NINE MONTHS ENDED FEB 28 2021	NINE MONTHS ENDED FEB 29 2020
REVENUES	$—	$—	$—	$—
EXPENSES
General and administrative	2,825	2,725	10,975	10,275
TOTAL EXPENSES	2,825	2,725	10,975	10,275

Net Operating Loss Before Other Expense	(2,825)	(2,725)	(10,975)	(10,275)

OTHER EXPENSE
Interest expense	(1,282)	(1,182)	(3,783)	(3,546)
Interest expense – related party	(2,734)	(2,508)	(8,202)	(7,438)
TOTAL OTHER EXPENSE	(4,016)	(3,690)	(11,985)	(10,984)

LOSS BEFORE INCOME TAXES	(6,841)	(6,415)	(22,960)	(21,259)
INCOME TAXES	—	—	—	—
NET LOSS	$(6,841)	$(6,415)	$(22,960)	$(21,259)

Net Loss Per Share	$(0.03)	$(0.03)	$(0.09)	$(0.08)
Weighted Average Shares Outstanding	250,556	250,556	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended February 28, 2021 and February 29, 2020

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)
Net (loss) for the quarter ended August 31, 2019	—	—	—	(8,453)	(8,453)
Balance – August 31, 2019	250,556	$251	$3,063,134	$(3,304,100)	$(240,715)
Net (loss) for the quarter ended November 30, 2019	—	—	—	(6,391)	(6,391)
Balance – November 30, 2019	250,556	$251	$3,063,134	$(3,310,491)	$(247,106)
Net (loss) for the quarter ended February 29, 2020	—	—	—	(6,415)	(6,415)
Balance – February 29, 2020	250,556	$251	$3,063,134	$(3,316,906)	$(253,521)

Balance – May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)
Net (loss) for the quarter ended August 31, 2020	—	—	—	(9,278)	(9,278)
Balance – August 31, 2020	250,556	$251	$3,063,134	$(3,332,696)	$(269,311)
Net (loss) for the quarter ended November 30, 2020	—	—	—	(6,841)	(6,841)
Balance – November 30, 2020	250,556	$251	$3,063,134	$(3,339,537)	$(276,152)
Net (loss) for the quarter ended February 28, 2021	—	—	—	(6,841)	(6,841)
Balance – February 28, 2021	250,556	$251	$3,063,134	$(3,346,378)	$(282,993)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2021	NINE MONTHS ENDED FEB 29, 2020
Cash Flows from Operating Activities
Net Loss	$(22,960)	$(21,259)
Adjustment to reconcile net (loss) to cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable – related party	4,500	4,500
Accounts payable	—	2,450
Accrued interest	3,784	3,546
Accrued interest – related party	8,202	7,438
Net Cash Used by Operating Activities	(6,474)	(3,325)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from advances and notes payable – related party	—	3,100
Proceeds from notes payable	5,000	—
Net Cash Provided by Financing Activities	5,000	3,100

Decrease in Cash	(1,474)	(225)

Cash and Cash Equivalents, Beginning of Period	1,834	434
Cash and Cash Equivalents, End of Period	$360	$209

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

February 28, 2021

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2020 Annual Report on Form 10-K. Operating results for the nine-months ended February 28, 2021 are not necessarily indicative of the results to be expected for year ending May 31, 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2021 and May 31, 2020, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $1,410 and $1,410 for the nine months ended February 28, 2021 and February 29, 2020, respectively, resulting in accrued interest of $20,747 and $19,337 at February 28, 2021 and May 31, 2020 respectively.

During the nine months ended February 28, 2021 and 2020, a stockholder paid for administrative and professional services totaling $4,500 and $4,500, respectively, resulting in amounts payable to the stockholder of $10,600 and $6,100 as of February 28, 2021 and May 31, 2020, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Due to subsequent additional advances, the promissory note payable balance was $113,200 at February 28, 2021 and May 31, 2020. Interest expense was $6,792 and $6,028 for the nine months ended February 28, 2021 and 2020, respectively, resulting in accrued interest of $22,481 and $15,689 at February 28, 2021 and May 31, 2020, respectively.

NOTE 4 – LOAN PAYABLE

During the nine months ended February 28, 2021 and 2020 the Company borrowed $5,000 and $0, respectively, from a third party, resulting in loans payable of $64,100 and $59,100 at February 28, 2021 and May 31, 2020, respectively. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $3,783 and $3,546 for the nine months ended February 28, 2021 and 2020, respectively, resulting in accrued interest of $28,725 and $24,941 at February 28, 2021 and May 31, 2020, respectively.

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

At this time management is unsure what effect the COVID-19 pandemic will have on our search for companies to acquire or merge with. Since we have minimal operations, the pandemic has not caused any significant changes to our operations.

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

Material Changes in Financial Condition

At February 28, 2021, we had cash of $360 and total liabilities of $283,353 compared to cash of $1,834 and total liabilities of $261,867 at May 31, 2020. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-month period ended February 28, 2021 (“2021 nine-month period”) we relied upon a stockholder and third parties for advances and notes payable to cover our operating expenses.

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

Material Changes in Results of Operations

We had no revenues during 2021 and 2020 and continue to rely on advances or loans to fund our operations. Our net loss increased to $22,960 for the 2021 nine-month period compared to $21,259 for the nine-month period ended February 29, 2020. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments or Obligations

During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. The total interest due at February 28, 2021 was $20,747 compared to $19,337 at May 31, 2020.

During the 2021 nine-month period, a stockholder paid for administrative and professional services totaling $4,500 resulting in amounts payable to the stockholder of $10,600 and $6,100 as of February 28, 2021 and May 31, 2020, respectively.

During the 2021 nine-month period, we borrowed $5,000 from a third party for operating expenses. At February 28, 2021 we owed this third party $64,100 with accrued interest of $28,725. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

LZG INTERNATIONAL, INC.

Date: April 14, 2021	By: /s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Executive and Financial Officer

