Form 10-K
period 2021-05-31
LZG INTERNATIONAL, INC.
filed 2021-08-26
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 26, 2021, was 250,556.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Holders

We have 58 stockholders of record of our common stock as of August 26, 2021. The Company has not issued any shares of its preferred stock.

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

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may complete a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, the COVID-19 pandemic’s effect on businesses, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

At May 31, 2021, we had cash of $4,735 and total liabilities of $294,610 compared to cash of $1,834 and total liabilities of $261,867 at May 31, 2020. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended May 31, 2021 and 2020, we relied upon advances and notes payable from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such a company.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and possibly investigating, analyzing and consummating an acquisition. We believe we will be able to meet these costs through funds provided by management, significant stockholders and third parties.

Results of Operations

We did not record revenues in 2021 or 2020. General and administrative expenses increased 6.2% for 2021 ($13,800) compared to 2020 ($13,000). Total other expense increased 8.6 % for 2021 ($16,042) compared to 2020 ($14,771), primarily due to interest on loans.

Our net loss increased 7.5% for 2021 ($29,842) compared to 2020 ($27,771). Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

We have relied upon loans and advances to fund our operational expenses. On May 31, 2018, a stockholder converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. On May 31, 2021, the stockholder converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total balance owed of $119,200. Interest expense was $9,056 and $8,163 for the years ended May 31, 2021 and 2020, and accrued interest on the notes totaled $24,745 and $15,689 at May 31, 2021 and 2020, respectively. (See Item 13, below)

At May 31, 2021 and 2020 we owed a third party $69,800 and $59,100, respectively. The loans incurred interest expense of $5,107 and $4,728 for 2021 and 2020, respectively, and accrued interest on the loan totaled $30,048 and $24,941 at May 31, 2021 and 2020, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, Mr. Popp agreed to extend the due date of the principal and interest on this note to June 30, 2022. Interest expense was $1,880 for each of the years ended May 31, 2021 and 2020, and accrued interest on the notes totaled $21,217 and $19,337 at May 31, 2021 and 2020, respectively. (See Item 13, below)

Emerging Growth Company

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

LZG INTERNATIONAL, INC.

Financial Statements

For the Years Ended May 31, 2021 and 2020

CONTENTS

Report of Independent Registered Public Accounting Firm 13

Balance Sheets 14

Statements of Operations 15

Statements of Stockholders’ Deficit 16

Statements of Cash Flows 17

Notes to the Financial Statements 18 - 21

13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LZG International, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LZG International, Inc. (the Company) as of May 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 24, 2021

LZG International, Inc.

Balance Sheets

	MAY 31, 2021	MAY 31, 2020
ASSETS
CURRENT ASSETS
Cash	$4,735	$1,834
Total Current Assets	4,735	1,834
TOTAL ASSETS	$4,735	$1,834

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,000	$6,000
Accounts payable	100	100
Note payable – related party	119,200	113,200
Notes payable	69,800	59,100
Accrued interest – related party	24,745	15,689
Accrued interest	30,048	24,941
Total Current Liabilities	249,893	219,030

LONG-TERM LIABILITIES
Notes payable – related party	23,500	23,500
Accrued interest – related party	21,217	19,337
Total Long-term Liabilities	44,717	42,837
TOTAL LIABILITIES	294,610	261,867

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional paid-in capital	3,063,134	3,063,134
Accumulated deficit	(3,353,260)	(3,323,418)
Total Stockholders' Deficit	(289,875)	(260,033)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,735	$1,834

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Operations

	YEAR ENDED MAY 31, 2021	YEAR ENDED MAY 31, 2020
REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	13,800	13,000
TOTAL OPERATING EXPENSES	13,800	13,000

Net Operating Loss	(13,800)	(13,000)

OTHER INCOME (EXPENSE)
Interest expense	(5,106)	(4,728)
Interest expense – related party	(10,936)	(10,043)
TOTAL OTHER INCOME (EXPENSE)	(16,042)	(14,771)

LOSS BEFORE INCOME TAXES	(29,842)	(27,771)
INCOME TAX EXPENSE	—	—

NET LOSS	$(29,842)	$(27,771)

Net loss per share – basic and diluted	$(0.12)	$(0.11)
Weighted average shares outstanding – basic and diluted	250,556	250,556

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Stockholders’ Deficit

For the Years Ended May 31, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance May 31, 2019	250,556	$251	$3,063,134	$(3,295,647)	$(232,262)
Net loss for the year ended May 31, 2020	—	—	—	(27,771)	(27,771)
Balance May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)
Net loss for the year ended May 31, 2021	—	—	—	(29,842)	(29,842)
Balance May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$(289,875)

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Statements of Cash Flows

	YEAR ENDED MAY 31, 2021	YEAR ENDED MAY 31, 2020
Cash Flows from Operating Activities
Net Loss	$(29,842)	$(27,771)
Adjustment to reconcile net (loss) to cash provided (used) by operating activities:
Expenses paid by related party	6,000	6,000
Changes in assets and liabilities:
Accounts payable	—	100
Accrued interest	5,107	4,728
Accrued interest - related party	10,936	10,043
Net Cash Used by Operating Activities	(7,799)	(6,900)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	10,700	8,300
Net Cash Provided by Financing Activities	10,700	8,300

Increase in Cash	2,901	1,400

Cash and Cash Equivalents, Beginning of Period	1,834	434
Cash and Cash Equivalents, End of Period	$4,735	$1,834

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Financing Activity:
Accounts payable-related party converted to note payable – related party	$6,000	$6,100

The accompanying notes are an integral part of these financial statements.

LZG International, Inc.

Notes to the Financial Statements

May 31, 2021 and 2020

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

(C) Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of May 31, 2021 and 2020, all common stock activity has been included and there were no items considered to be anti-dilutive.

Following is a reconciliation of the loss per share for the years ended May 31, 2021 and 2020, respectively:

	For the Years Ended May 31,
	2021	2020
Net (loss) available to common shareholders	$(29,842)	$(27,771)
Weighted average shares	250,556	250,556
Basic and fully diluted loss per share (based on weighted average shares)	$(0.12)	$(0.11)

(F) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at May 31, 2021 and 2020.

(G) Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

(H) Recent Pronouncements

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

NOTE 3 – INCOME TAXES

At May 31, 2021, the Company has available unused net operating loss carryforwards of approximately $290,000 which may be applied against future taxable income and which expires in various years from 2023 through 2038. Due to a substantial change in the Company’s ownership during June 2008, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $60,900 and $54,600 as of May 31, 2021 and 2020, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,300 and $5,800 during the years ended May 31, 2021 and 2020, respectively, (exclusive of effects of Federal tax rate changes).

Deferred tax assets and the valuation account are as follows:

	For the Years Ended May 31,
	2021	2020
Deferred tax asset:
NOL Carryforward (at 21%)	$60,900	$54,600
Valuation allowance	(60,900)	(54,600)
Deferred tax assets	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended May 31,
	2021	2020
Federal tax benefit (at 21%)	$6,300	$5,800
Change in valuation allowance	(6,300)	(5,800)
Effect of rate change on Deferred Tax Asset	—	—
Tax rate	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2018 through May 31, 2021.

NOTE 4 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of May 31, 2021, were loans from an officer of the Company totaling $23,500. The loans had an original principal and interest due date of June 30, 2014 and have been extended to June 30, 2022. They are not collateralized, and bear interest at 8% per annum. Interest expense was $1,880 for each of the years ended May 31, 2021 and 2020 and accrued interest on the notes totaled $21,217 and $19,337 at May 31, 2021 and 2020, respectively.

On May 31, 2018, a stockholder converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. On May 31, 2021, the stockholder converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total balance owed of $119,200 and $113,200 at May 31, 2021 and 2020, respectively. Interest expense was $9,056 and $8,163 for the years ended May 31, 2021 and 2020, respectively, and accrued interest on the notes totaled $24,745 and $15,689 at May 31, 2021 and 2020, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable as of May 31, 2021 and 2020 were $69,800 and $59,100, respectively. The note is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $5,107 and $4,738 for years ended May 31, 2021 and 2020, respectively, and accrued interest on the note totaled $30,048 and $24,941 at May 31, 2021 and 2020, respectively.

NOTE 6 – SUBSEQUENT EVENTS

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

For the year ended May 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Greg L. Popp	52	Director and President	August 5, 2008 until next annual meeting
L. Lee Perry	77	Director and Secretary/Treasurer	August 5, 2008 until next annual meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2021. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 250,556 shares of common stock outstanding as of August 26, 2021.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	50,310	20%
Common	Pierre Bosse 302-88 Murray Street Ottawa, Ontario Canada K1N5M6	15,044	6%
Common	Ben Bjarnason 2302-470 Laurier Ave. W Ottawa, Ontario Canada K1R7W9	15,044	6%
Common	Steve Biro 20 Basford Cres. Stittsville, Ontario Canada, K2S1G7	15,044	6%

MANAGEMENT
Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Greg L. Popp	12,000	4.79%
Common	Directors and officers as a group	12,000	4.79%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions during the past two fiscal years that we have either engaged in or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arms-length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the fiscal years ended May 31, 2021 and 2020, a 20% stockholder, First Equity Holdings Corporation, provided consulting, administrative and professional services and provided to, or paid on behalf of the Company, out-of-pocket costs. Our board of directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges. On May 31, 2021 the stockholder converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand resulting in notes payable of $119,200 and had accounts payable of $6,000. During the year ended May 31, 2020, the stockholder loaned the Company $8,300 and had accounts payable totaling $6,100.

During the years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company in a series of loans. These funds were used for our operational expenses. On April 20, 2010, all of the loans were combined into one promissory note which carries interest at 8%, is not collateralized and matured at June 30, 2012. Mr. Popp extended the due date of the principal and interest on the note to June 30, 2020. Accrued interest on the notes was $21,217 at May 31, 2021.

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

	2021	2020
Audit fees	$6,500	$6,200
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$6,500	$6,200

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

Date: August 26, 2021

By: /s/ Greg L. Popp

Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 26, 2021

By: /s/ Greg L. Popp

Greg L. Popp

President and Director

Principal Executive and Financial Officer

Date: August 26, 2021

By: /s/L. Lee Perry

L. Lee Perry

Secretary/Treasurer and Director

