Form 10-Q
period 2021-08-31
LZG INTERNATIONAL, INC.
filed 2021-10-13
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Registrant's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the registrant's common stock as of October 13, 2021 was 250,556.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three Months Ended

August 31, 2021

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	August 31, 2021	May 31, 2021
ASSETS
CURRENT ASSETS
Cash	$3,535	$4,735
Total Current Assets	3,535	4,735

TOTAL ASSETS	$3,535	$4,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable - related party	$7,500	$6,000
Accounts Payable	2,125	100
Note Payable - related party	119,200	119,200
Notes Payable	74,800	69,800
Accrued Interest - related party	27,129	24,745
Accrued Interest	31,445	30,048
Total Current Liabilities	262,199	249,893

LONG-TERM LIABILITIES
Notes Payable - related party	23,500	23,500
Accrued Interest - related party	21,687	21,217
Total Long-term Liabilities	45,187	44,717

TOTAL LIABILITIES	$307,386	$294,610

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	$-	$-
Common Stock, $.001 par value, 100,000,000 shares authorized, 250,556 shares issued and outstanding	251	251
Additional Paid-in Capital	3,063,134	3,063,134
Accumulated Deficit	(3,367,236)	(3,353,260)
Total Stockholders' Deficit	(303,851)	(289,875)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,535	$4,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2021	THREE MONTHS ENDED AUG 31, 2020
REVENUE	$-	$-

OPERATING EXPENSES
General and Administrative	9,725	5,325
TOTAL OPERATING EXPENSES	9,725	5,325

Net Operating Loss	(9,725)	(5,325)

OTHER EXPENSE
Interest Expense	(1,397)	(1,219)
Interest Expense - related party	(2,854)	(2,734)
TOTAL OTHER EXPENSE	(4,251)	(3,953)

LOSS BEFORE INCOME TAXES	(13,976)	(9,278)

INCOME TAXES EXPENSE	-	-

NET LOSS	$(13,976)	$(9,278)

Net Loss Per Share - basic and diluted	$(0.06)	$(0.04)

Weighted Average Shares Outstanding - basic and diluted	250,556	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statement of Stockholders' Deficit

For the three months ended August 31, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)
Net loss for the quarter ended August 31, 2020	-	-	-	(9,278)	(9,278)
Balance - August 31, 2020	250,556	$251	$3,063,134	$(3,332,696)	$(269,311)

Balance - May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$(289,875)
Net loss for the quarter ended August 31, 2021	-	-	-	(13,976)	(13,976)
Balance - August 31, 2021	250,556	$251	$3,063,134	$(3,367,236)	$(303,851)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	THREE MONTHS ENDED AUG 31, 2021	THREE MONTHS ENDED AUG 31, 2020

Cash Flows from Operating Activities
Net Loss	$(13,976)	$(9,278)
Adjustment to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable - related party	1,500	1,500
Accounts payable	2,025	-
Accrued interest	1,397	1,220
Accrued interest - related party	2,854	2,734
Net Cash Used by Operating Activities	(6,200)	(3,824)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable	5,000	5,000
Net Cash Provided by Financing Activities	5,000	5,000

Increase (Decrease) in Cash	(1,200)	1,176

Cash and Cash Equivalents, Beginning of Period	4,735	1,834

Cash and Cash Equivalents, End of Period	$3,535	$3,010

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

August 31, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its May 31, 2021 Annual Report on Form 10-K. Operating results for the three months ended August 31, 2021 are not necessarily indicative of the results to be expected for year ending May 31, 2022.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 - RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of August 31, 2021, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $470 for the three months ended August 31, 2021, resulting in accrued interest of $21,687 and $21,217 at August 31, 2021 and May 31, 2021, respectively.

During the three months ended August 31, 2021, a stockholder, paid for administrative and professional services totaling $1,500, resulting in amounts payable to the stockholder of $7,500 and $6,000 as of August 31, 2021 and May 31, 2021, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Due to subsequent additional advances, the promissory note payable balance was $119,200 at August 31, 2021 and May 31, 2021. Interest expense was $2,384 for the three months ended August 31, 2021, resulting in accrued interest of $27,129 and $24,745 at August 31, 2021 and May 31, 2021, respectively.

LZG International, Inc.

Notes to the Condensed Financial Statements

August 31, 2021

(Unaudited)

NOTE 4 - LOAN PAYABLE

During the three months ended August 31, 2021 the Company borrowed $5,000 from a third party, resulting in loans payable of $74,800 and $69,800 at August 31, 2021 and May 31, 2021, respectively. The loan is due on demand, is not collateralized, and bears interest at 8% per annum. Interest expense was $1,397 for the three months ended August 31, 2021, resulting in accrued interest of $31,445 and $30,048 at August 31, 2021 and May 31, 2021, respectively.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to "LZG International," "the Company," "we," "us," and "our" refer to LZG International, Inc.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission ("SEC") encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "intend," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Material Changes in Financial Condition

At August 31, 2021, we had cash of $3,535 and total liabilities of $307,386 compared to cash of $4,735 and total liabilities of $294,610 at May 31, 2021. We have not established an ongoing source of revenue sufficient to cover our operating costs. During the three-month period ended August 31, 2021 ("2022 three-month period") we relied upon a stockholder and third parties for advances and notes payable to cover our operating expenses.

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

Material Changes in Results of Operations

We had no revenues during the three-months ended August 31, 2021 and 2020 and continue to rely on advances or loans to fund our operations. Our net loss increased to $13,976 for the 2022 three-month period compared to $9,278 for the three-month period ended August 31, 2020 ("2021 three-month period"). Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments or Obligations

During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. The total interest due at August 31, 2021 was $21,687 compared to $21,217 at May 31, 2021.

During the 2022 and 2021 three-month period, a stockholder paid for administrative and professional services totaling $1,500 and $1,500, respectively, resulting in amounts payable to the stockholder of $7,500 and $6,000 as of August 31, 2021 and May 31, 2021, respectively.

During the 2022 and 2021 three-month period, we borrowed $5,000 and $5,000 from a third party for operating expenses. At August 31, 2021 and May 31, 2021, we owed this third party $74,800 and $69,800, respectively, with accrued interest of $31,445 and $30,048, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

The Company owes vendors $2,125 and $100 at August 31, 2021 and May 31, 2021, respectively.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting

(as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date: October 13, 2021	LZG INTERNATIONAL, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Executive and Financial Officer

