Form 10-Q
period 2021-11-30
LZG INTERNATIONAL, INC.
filed 2022-01-20
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock as of January 19, 2022 was 10,250,556.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Six Months Ended

November 30, 2021

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30, 2021	May 31, 2021
ASSETS
CURRENT ASSETS
Cash	$44,842	$4,735
Total Current Assets	44,842	4,735
OTHER ASSETS
Software, net	339,792	—
Total Other Assets	339,792	—
TOTAL ASSETS	$384,634	$4,735

CURRENT LIABILITIES
Accounts Payable	$1,450	$100
Accounts Payable – related party	9,000	6,000
Note Payable – related party	119,200	119,200
Notes Payable	94,800	69,800
Accrued Interest – related party	29,513	24,745
Accrued Interest	33,016	30,048
Total Current Liabilities	286,979	249,893

LONG-TERM LIABILITIES
Notes Payable – related party	23,500	23,500
Accrued Interest – related party	22,157	21,217
Total Long-term Liabilities	45,657	44,717

TOTAL LIABILITIES	$332,636	$294,610

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	$—	$—
Common Stock, $.001 par value, 100,000,000 shares authorized; 10,250,556 and 250,556 shares issued and outstanding, respectively	10,251	251
Additional Paid-in Capital	3,401,134	3,063,134
Accumulated Deficit	(3,359,387)	(3,353,260)
Total Stockholders' Equity (Deficit)	51,998	(289,875)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$384,634	$4,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED NOV 30, 2021	THREE MONTHS ENDED NOV 30, 2020	SIX MONTHS ENDED NOV 30, 2021	SIX MONTHS ENDED NOV 30, 2020
REVENUES	$43,447	$—	$43,447	$—

Cost of sales
Software amortization	8,208	—	8,208	—
GROSS PROFIT	35,239	—	35,239	—

OPERATING EXPENSES
General and Administrative	22,965	2,825	32,690	8,150
TOTAL OPERATING EXPENSES	22,965	2,825	32,690	8,150

Net Operating Income (Loss)	12,274	(2,825)	2,549	(8,150)

OTHER EXPENSE
Interest Expense	(1,571)	(1,282)	(2,968)	(2,501)
Interest Expense – related party	(2,854)	(2,734)	(5,708)	(5,468)
TOTAL OTHER EXPENSE	(4,425)	(4,016)	(8,676)	(7,969)

INCOME (LOSS) BEFORE INCOME TAXES	7,849	(6,841)	(6,127)	(16,119)

INCOME TAXES EXPENSE	—	—	—	—

NET INCOME (LOSS)	$7,849	$(6,841)	$(6,127)	$(16,119)

Net Income (Loss) Per Share – basic and diluted	$(0.00)	$(0.03)	(0.00)	(0.06)

Weighted Average Shares Outstanding – basic and diluted	4,426,380	250,556	2,327,059	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

For the six months ended November 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)
Net loss for the quarter ended August 31, 2020	—	—	—	(9,278)	(9,278)
Balance – August 31, 2020	250,556	$251	$3,063,134	$(3,332,696)	$(269,311)
Net loss for the quarter ended November 30, 2020	—	—	—	(6,841)	(6,841)
Balance – November 30, 2020	250,556	$251	$3,063,134	$(3,339,537)	$(276,152)

Balance – May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$(289,875)
Net loss for the quarter ended August 31, 2021	—	—	—	(13,976)	(13,976)
Balance – August 31, 2021	250,556	$251	$3,063,134	$(3,367,236)	$(303,851)
Net income for the quarter ended November 30, 2021	—	—	—	7,849	7,849
Issuance of common shares for acquisition of software	10,000,000	10,000	338,000	—	348,000
Balance – November 30, 2021	10,250,556	$10,251	$3,401,134	$(3,359,387)	$51,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED NOV 30, 2021	SIX MONTHS ENDED NOV 30, 2020
Cash Flows from Operating Activities
Net Loss	$(6,127)	$(16,119)
Adjustment to reconcile net loss to cash provided (used) by operating activities:
Software amortization	8,208	—
Changes in operating assets and liabilities:
Accounts payable – related party	3,000	3,000
Accounts payable	1,350	—
Accrued interest	2,968	2,502
Accrued interest – related party	5,708	5,468
Net Cash Provided (Used) by Operating Activities	15,107	(5,149)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	25,000	5,000
Net Cash Provided by Financing Activities	25,000	5,000

Increase (Decrease) in Cash	40,107	(149)

Cash, Beginning of Period	4,735	1,834

Cash, End of Period	$44,842	$1,685

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for acquisition of software	$348,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

November 30, 2021

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2021 Annual Report on Form 10-K. As a result of acquiring the Fat Brain technology, the Company is launching business operations.

Operating results for the six months ended November 30, 2021 are not necessarily indicative of the results to be expected for year ending May 31, 2022.

Revenue Recognition – The Company's sources of revenue are from the sale of intellectual property licenses and technology, including services to configure, test and deploy FatBrain solutions on client servers, and providing training and support to a client’s staff. Revenues are reported net of returns.

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of promised technologies or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised technologies or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:

The ASC 606 criteria the Company uses to recognize revenue comprise of the following:

1.  Contract with the customer – The Company acquired the contractual rights to the Angelina Agreement, dated May 10, 2021. This agreement comprises a subsisting, identifiable contract between Tempus Inc. (an unrelated entity) and the Company, reflecting that the parties have approved the agreement, are committed to fulfilling their obligations, each party's rights are identifiable and the payment terms are quarterly subscriptions fees and transactions revenues.

2.  Performance obligations – The Company builds the software solution called Angelina FX which logs into a customer's general ledger, such as QuickBooks, and automatically determines the amount of savings a customer would enjoy if using the Angelina FX rate versus what they actually paid, as reflected in an FX Fair Value Report.

3.  Transaction price – The economic considerations are clearly spelled out in the Angelina Agreement comprising estimated annual subscription revenue, plus a share of the transaction revenue earned from the application.

4.  Allocation of transaction price – The $43,447 is a quarterly payment earned under the subscription obligation for using our service.

5.  Revenue recognition – The revenue is recognized when the subscription obligation of providing, hosting and operating the software has been performed. Cost of revenue consist of amortization of the underlying software utilized in the Angelina Agreement.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. There are no potentially dilutive securities outstanding, so basic and diluted loss per share is the same.

Intangible Assets – The Company relies on guidance under ASC 350, Intangibles – Goodwill and Other, to account for intangible assets. Intangible assets are either amortized over their finite lives as determined by management or their contractual lives, or analyzed periodically for impairment if indefinite-lived. An annual review is made of the assets for impairment.

Software Costs – The Company follows FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, whereby costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development. Purchased software that has reached technological feasibility and that has no alternative use, other than existing licenses or contracts for which it is being utilized, is capitalized at cost and amortized ratably over the term of the underlying contract.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, has limited cash flows from operations, and has only recently launched revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to further develop and market our technology.

In addition, the COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of November 30, 2021 and May 31, 2021, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $940 for the six months ended November 30, 2021, resulting in accrued interest of $22,157 and $21,217 at November 30, 2021 and May 31, 2021, respectively.

During the six months ended November 30, 2021, a stockholder, paid for administrative and professional services totaling $3,000, resulting in amounts payable to the stockholder of $9,000 and $6,000 as of November 30, 2021 and May 31, 2021, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Due to subsequent additional advances, the promissory note totaled $119,200 at November 30, 2021 and May 31, 2021. Interest expense was $4,768 for the six months ended November 30, 2021, resulting in accrued interest of $29,513 and $24,745 at November 30, 2021 and May 31, 2021, respectively.

NOTE 4 – NOTES PAYABLE

During the six months ended November 30, 2021 and 2020, the Company borrowed $25,000 and $5,000, respectively, from a third party, resulting in notes payable of $94,800 and $69,800 at November 30, 2021 and May 31, 2021, respectively. The notes are due on demand, are not collateralized, and bear interest at 8% per annum. Interest expense was $2,968 for the six months ended November 30, 2021, resulting in accrued interest of $33,016 and $30,048 at November 30, 2021 and May 31, 2021, respectively.

NOTE 5 – SUBSCRIPTION AGREEMENTS

Beginning on October 26, 2021, the Company entered into private subscription agreements with investors under the Securities Act. The subscription agreement provided that the issuance of the common shares was conditioned upon the Company increasing the number of authorized shares of common stock to at least 250,000,000, pursuant to Florida law. Any proceeds received for a subscription would be delivered to the Company and would be held in escrow with the Company’s attorney, without interest, until closing, which is the later of the Company’s first trade or the increase in authorized shares becomes effective. Upon closing, the proceeds currently held in escrow will become the property of the Company. As of November 30, 2021, closing has not occurred, and the Company had sold an aggregate of 22,990,000 shares to eight investors totaling $10,450,000, held in escrow.

NOTE 6 – INTANGIBLE ASSET ACQUISITION

On October 23, 2021, the Company executed an “IT Asset Contribution Agreement” with FatBrain, LLC, an unrelated entity for certain intellectual properties, including patents pending, proprietary technology, licenses, software, development plans and contractual rights. The intellectual property is comprised of an AI Technology with many commercial applications, the first being “Angelina FX”. As consideration, the Company issued 10,000,000 shares of common stock to FatBrain, LLC’s material non-controlling member, Peter B. Ritz. The mutually-agreed upon asset fair market value of $348,000 was allocated 100% to the Angelina FX software due to the assignment of contractual rights to the Company of a licensing agreement previously entered into on May 7, 2021, between FatBrain and a non-related party, Tempus, Inc. This transaction resulted in a change in control of the Company, whereby Mr. Ritz is the owner of 97.6% of the Company’s issued and outstanding common stock.

The estimated term of the licensing agreement is 60 months from the agreement’s inception on May 7, 2021. During the period of October 23, 2021 (the date of the IT Asset Contribution Agreement) through November 30, 2021, the Company recorded $8,208 of software amortization expense as cost of sales. The remaining carrying value of the software of $339,792 at November 30, 2021 is being amortized ratably over the remainder of the license term as follows:

Year ended May 31:
2022	$39,396
2023	78,792
2024	78,792
2025	78,792
2026	64,020
Total	$339,792

NOTE 7 – SUBSEQUENT EVENTS

On December 8, 2021, the Company entered a subscription agreement as described in Note 5 above, with an individual for 220,000 shares resulting in the sale of an aggregate of 23,210,000 shares to nine investors totaling $10,550,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

As a result of LZG International, Inc.’s acquisition of the FatBrain technology pursuant to the IT Asset Contribution Agreement (“IT Contribution Agreement”), dated October 23, 2021, we currently hold intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights (“IT Assets”). (See Form 8-K, Amendment No. 2, filed on January 5, 2022.)

The FatBrain technology comprises services to configure, test, deploy and operate FatBrain solutions on client servers, with flexibility to work in the cloud, on client premise or in hybrid mode. It allows data integration with client systems to establish logical, trusted, programmatic connectivity and provides secure access protocols between the FatBrain technology and the client systems. In addition, the Company provides training and support to the client’s staff starting with a two-week training session for the client’s staff along with product support via phone, web and onsite.

The Company will market these products directly and through distribution with value-added resellers and strategic partners. Direct marketing efforts include internet and email campaigns, tele-sales and virtual and in person follow ups. Distribution efforts include relationships with global and regional systems integrators, value added resellers, independent software vendors, vertical software application developers and combinations of the above.

On November 15, 2021, the Company announced the launch of the FatBrain product Angelina AI Solution for Foreign Exchange (“Angelina FX”), part of our coached business wellness service (“BWS”) to tackle discriminatory pricing in the $6.6 trillion-dollar daily foreign exchange market. Previously, FatBrain LLC had entered into a licensing agreement for our software with a non-related party, Tempus, Inc., a District of Columbia corporation owned by Monex S.A.B. (“Angelina Agreement”). After LZG acquired ownership of Angelina FX and the contractual rights to the licensing agreement, LZG and Tempus are using the FatBrain AI automation software to grow and improve Tempus’ foreign exchange and global payments solutions based upon the prior licensing agreement. As a result, LZG earned $43,447 in AI subscription revenue for the Angelina Agreement for the quarter ended November 30, 2021. Management projects the annual AI subscription revenue from the Angelina Agreement to be approximately $174,000, plus an additional revenue share from the Angelina FX transactions.

Our product development moving forward includes new enhancements for self-service and quick reporting, as well as, simplified integration of Angelina FX into any affiliated website. Our agreement with Tempus includes integrating the Foreign Exchange Fair Value Report into 80-plus daily calls per day work-flow for each member of the Tempus customer account team. The marketing efforts include tuning messaging and developing new content for Tempus’ thousands of existing and prospective clients, comprising importers, exporters, SME’s and multinationals.

We are hiring additional employees to assist in the development of our new operations. We have hired a seasoned Wall Street executive, Dr. Wei Ouyang, to lead the Angelina FX business. Dr. Ouyang has operational, trading and sales tenures at Bank of America, Barclays and Deutsche Bank. Dr. Ouyang is working closely with product development and joint LZG and Monex sales and marketing teams to distribute the Angelina FX product.

To support Dr. Ouyang’s development goals, we have hired a pioneering AI researcher and scientist, Dr. Rajarshi Das. Dr. Das has tenures with IBM Research, Los Alamos National Labs and Santa Fe Institute. We have also hired Mr. Soubir Acharya, an experienced technology architect and innovator. Among other business and technical accomplishments, Mr. Acharya launched and commercialized a $250 million data protection business.

Since we are in the initial phases of marketing the FatBrain technology, we may not record significant revenues and may lack funding to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders and/or third parties to cover minimal expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to produce and market the FatBrain technology.

At this time management is unsure what effect the COVID-19 pandemic may have on our operations.

Material Changes in Financial Condition

At November 30, 2021, we had cash of $44,842 and total liabilities of $332,636 compared to cash of $4,735 and total liabilities of $294,610 at May 31, 2021. Despite the increase in cash, we have not established ongoing sources of revenue sufficient to cover our operating costs at this time. Prior to the acquisition of the FatBrain technology, we relied upon a stockholder and third parties for advances and notes payable to cover our operating expenses. After the acquisition of the FatBrain technology in October 2021, we have relied on a loan of $25,000 from a third party to help fund operations.

Finalizing long-term, constant revenue generating technology contracts with our existing and other customers remains our greatest challenge because our on-going business is dependent on the types of revenues and cash flows generated by such contracts. Cash flow and cash requirement risks are closely tied to and are dependent upon our ability to attract significant long-term technology contracts

During the next 12 months we anticipate incurring costs related to producing and marketing our FatBrain technology and filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and third parties until our revenues increase.

Material Changes in Results of Operations

During the six-months ended November 30, 2021, we recorded revenues of $43,447, but also relied on advances or loans to fund our operations. During the six-months ended November 30, 2020, we did not record revenues and relied on advances or loans to fund our operations. We recorded a net loss of $6,127 for the six-month period ended November 30, 2021 (“2022 six-month period) compared to a net loss of $16,119 for the six-month period ended November 30, 2020 (“2021 six-month period).

We recorded net income of $7,849 for our second quarter ended November 30, 2021 (“2022 second quarter”) compared to a net loss of $6,841 for the second quarter ended November 30, 2021 (“2021 second quarter”).

Management expects net income to continue as we increase revenues from the marketing of the FatBrain technology.

Commitments or Obligations

During the 2022 and 2021 six-month periods, a stockholder paid for administrative and professional services totaling $3,000 and $3,000, respectively, resulting in amounts payable to the stockholder of $9,000 and $6,000 as of November 30, 2021 and May 31, 2021, respectively.

During the 2022 and 2021 six-month periods, we borrowed $25,000 and $5,000 from a third party for operating expenses. At November 30, 2021 and May 31, 2021, we owed this third party $94,800 and $69,800, respectively, with accrued interest of $33,016 and $30,048, respectively. These loans are payable upon demand, are not collateralized and bear interest at 8% per annum.

On May 31, 2021, a stockholder converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total balance owed of $119,200. Accrued interest on the note totaled $29,513 and $24,745 at November 30, 2021 and 2020, respectively

During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. The total interest due at November 30, 2021 was $22,157 compared to $21,217 at May 31, 2021.

At November 30, 2021, we owed vendors $1,450.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the six-month period ended November 30, 2021.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2021, the Company issued 10,000,000 shares of common stock to Peter B. Ritz in consideration for the FatBrain LLC intellectual property. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

As of November 30, 2021, the Company also sold an aggregate of 22,990,000 shares to eight investors totaling $10,450,000 and those funds are held in escrow. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On December 8, 2021, the Company entered a subscription agreement with Eric P. Wilson for 220,000 shares for $100,000. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	IT Asset Contribution Agreement, dated October 23, 2021 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed October 28, 2021)
10.2	FatBrain Master Services Agreement with Tempus, Inc., dated May 10, 2021
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

LZG INTERNATIONAL, INC.

Date:January 19, 2022	By: /s/ Greg L. Popp Greg L. Popp President
Date:January 19, 2022	By: /s/ Peter B. Ritz Peter B. Ritz Chief Executive Officer Chief Financial Officer

