Form 10-Q
period 2022-02-28
LZG INTERNATIONAL, INC.
filed 2022-04-14
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	98-0234906 (I.R.S. Employer Identification No.)
54 WEST 40th STREET, SUITE 1123, NEW YORK, NEW YORK (Address of principal executive offices)	10018 (Zip code)

Registrant’s telephone number, including area code: 917-310-3978

2157 S. Lincoln Street, Suite 401, Salt Lake City, Utah 84106

(Former address)

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

The number of shares outstanding of the registrant’s common stock as of April 14, 2022 was 10,250,556.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LZG INTERNATIONAL, INC.

For the Three and Nine Months Ended

February 28, 2022

(Unaudited)

LZG International, Inc.

Condensed Balance Sheets

(Unaudited)

	February 28, 2022	May 31, 2021
ASSETS
CURRENT ASSETS
Cash	$90,584	$4,735
Software Licensing	331,584	—
Total Current Assets	422,168	4,735
TOTAL ASSETS	$422,168	$4,735

CURRENT LIABILITIES
Accounts Payable	$6,390	$100
Accounts Payable – related party	10,500	6,000
Note Payable – related party	142,700	119,200
Notes Payable	108,300	69,800
Accrued Interest – related party	54,524	24,745
Accrued Interest	34,989	30,048
Total Current Liabilities	357,403	249,893

LONG-TERM LIABILITIES
Notes Payable – related party	—	23,500
Accrued Interest – related party	—	21,217
Total Long-term Liabilities	—	44,717

TOTAL LIABILITIES	$357,403	$294,610

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	$—	$—
Common Stock, $.001 par value, 100,000,000 shares authorized; 10,250,226 and 250,556 shares issued and outstanding, respectively	10,251	251
Additional Paid-in Capital	3,401,134	3,063,134
Accumulated Deficit	(3,346,620)	(3,353,260)
Total Stockholders' Equity (Deficit)	64,765	(289,875)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$422,168	$4,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED FEB 28 2022	THREE MONTHS ENDED FEB 28 2021	NINE MONTHS ENDED FEB 28 2022	NINE MONTHS ENDED FEB 28 2021
REVENUES	$43,447	$—	$86,894	$—

Cost of Sales
Software Amortization	8,208	—	16,416	—
GROSS PROFIT	35,239	—	70,478	—

OPERATING EXPENSES
General and Administrative	17,645	2,825	50,335	10,975
TOTAL OPERATING EXPENSES	17,645	2,825	50,335	10,975

Net Operating Income (Loss)	17,594	(2,825)	20,143	(10,975)

OTHER EXPENSE
Interest Expense	(1,973)	(1,282)	(4,941)	(3,783)
Interest Expense – related party	(2,854)	(2,734)	(8,562)	(8,202)
TOTAL OTHER EXPENSE	(4,827)	(4,016)	(13,503)	(11,985)

INCOME (LOSS) BEFORE INCOME TAXES	12,767	(6,841)	6,640	(22,960)

INCOME TAXES EXPENSE	—	—	—	—

NET INCOME (LOSS)	$12,767	$(6,841)	$6,640	$(22,960)

Net Income (Loss) Per Share – basic and diluted	$0.00	$(0.03)	$0.00	$(0.09)

Weighted Average Shares Outstanding – basic and diluted	10,250,556	250,556	4,939,201	250,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the nine months ended February 28, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)
Net loss for the quarter ended August 31, 2020	—	—	—	(9,278)	(9,278)
Balance – August 31, 2020	250,556	$251	$3,063,134	$(3,332,696)	$(269,311)
Net loss for the quarter ended November 30, 2020	—	—	—	(6,841)	(6,841)
Balance – November 30, 2020	250,556	$251	$3,063,134	$(3,339,537)	$(276,152)
Net loss for the quarter ended February 28, 2021	—	—	—	(6,841)	(6,841)
Balance – February 28, 2021	250,556	$251	$3,063,134	$(3,346,378)	$(282,993)

Balance – May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$(289,875)
Net loss for the quarter ended August 31, 2021	—	—	—	(13,976)	(13,976)
Balance – August 31, 2021	250,556	$251	$3,063,134	$(3,367,236)	$(303,851)
Net income for the quarter ended November 30, 2021	—	—	—	7,849	7,849
Issuance of common shares for acquisition of software	10,000,000	10,000	338,000	—	348,000
Balance – November 30, 2021	10,250,556	$10,251	$3,401,134	$(3,359,387)	$51,998
Net loss for the quarter ended February 28, 2022	—	—	—	12,767	12,767
Balance – February 28, 2022	10,250,556	$10,251	$3,401,134	$(3,346,620)	$64,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED FEB 28, 2022	NINE MONTHS ENDED FEB 28, 2021
Cash Flows from Operating Activities
Net Income (Loss)	$6,640	$(22,960)
Adjustment to reconcile net income (loss) to cash provided (used) by operating activities:
Software amortization	16,416	—
Changes in operating assets and liabilities:
Accounts payable – related party	4,500	4,500
Accounts payable	6,290	—
Accrued interest	4,941	3,784
Accrued interest – related party	8,562	8,202
Net Cash Provided (Used) by Operating Activities	47,349	(6,474)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from notes payable	38,500	5,000
Net Cash Provided by Financing Activities	38,500	5,000

Increase (Decrease) in Cash	85,849	(1,474)

Cash, Beginning of Period	4,735	1,834

Cash, End of Period	$90,584	$360

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$—	$—
Income Taxes	$—	$—

Non-cash Investing and Financing Activities
Issuance of common stock for acquisition of software	$348,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc.

Notes to the Condensed Financial Statements

February 28, 2022

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its May 31, 2021 Annual Report on Form 10-K. As a result of acquiring the Fat Brain technology, the Company is launching business operations. Operating results for the nine months ended February 28, 2022 are not necessarily indicative of the results to be expected for year ending May 31, 2022.

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

The ASC 606 criteria the Company uses to recognize revenue comprise of the following:

1.  Contract with the customer – The Company acquired the contractual rights to the Angelina Agreement, dated May 10, 2021. This agreement comprises a subsisting, identifiable contract between Tempus Inc. (an unrelated entity) and the Company, reflecting that the parties have approved the agreement and are committed to fulfilling their obligations. Each party's rights are identifiable and the payment terms are quarterly subscriptions fees and transactions revenues.

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

4.  Allocation of transaction price – The quarterly payment earned under the subscription obligation for using our service is $43,447.

5.  Revenue recognition – The revenue is recognized when the subscription obligation of providing, hosting and operating the software has been performed. The Company recognized revenue of $86,894 during the nine months ended February 28, 2022. Costs of revenue consist of amortization of the underlying software utilized in the Angelina Agreement. During the nine months ended February 28, 2022, the Company recognized software amortization of $16,416.

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

Intangible Assets – The Company relies on guidance under ASC 350, Intangibles – Goodwill and Other, to account for intangible assets. Intangible assets are either amortized over their finite lives as determined by management or their contractual lives, or analyzed periodically for impairment if indefinite-lived. A periodic review is made of the assets for impairment.

Software Costs – The Company follows ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, whereby costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed to be sold to external users has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development. Purchased software that has reached technological feasibility and that has no alternative use, other than existing licenses or contracts for which it is being utilized, is capitalized at cost and amortized ratably over the term of the underlying contract.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The financial statements include related party transactions, which as of February 28, 2022 and May 31, 2021, included loans from an officer of the Company totaling $23,500. The loans had an original due date of June 30, 2014, but principal and interest maturities have been extended to June 30, 2022. The loans are not collateralized, and bear interest at 8% per annum. Interest expense was $1,410 for the nine months ended February 28, 2022, resulting in accrued interest of $22,627 and $21,217 at February 28, 2022 and May 31, 2021, respectively.

During the nine months ended February 28, 2022, a stockholder paid for administrative and professional services totaling $4,500, resulting in amounts payable to the stockholder of $10,500 and $6,000 as of February 28, 2022 and May 31, 2021, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Due to subsequent additional advances, the promissory note totaled $119,200 at February 28, 2022 and May 31, 2021. Interest expense was $7,152 for the nine months ended February 28, 2022, resulting in accrued interest of $31,897 and $24,745 at February 28, 2022 and May 31, 2021, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended February 28, 2022 and 2021, the Company borrowed $38,500 and $5,000, respectively, from a third party, resulting in notes payable of $108,300 and $69,800 at February 28, 2022 and May 31, 2021, respectively. The notes are due on demand, are not collateralized, and bear interest at 8% per annum. Interest expense was $4,941 for the nine months ended February 28, 2022, resulting in accrued interest of $34,989 and $30,048 at February 28, 2022 and May 31, 2021, respectively.

NOTE 5 – SUBSCRIPTION AGREEMENTS

Beginning on October 26, 2021, the Company entered into private subscription agreements with investors under the Securities Act. The subscription agreement provided that the issuance of the common shares was conditioned upon the Company increasing the number of authorized shares of common stock to at least 250,000,000, pursuant to Florida law. Any proceeds received for a subscription would be delivered to the Company and would be held in escrow with the Company’s attorney, without interest, until closing, which is the later of the Company’s first trade or the increase in authorized shares becomes effective. Upon closing, the proceeds currently held in escrow will become the property of the Company. As of February 28, 2022, closing has not occurred, and the Company has agreed to sell an aggregate of 22,990,000 shares to nine investors totaling $10,450,000, held in escrow.

NOTE 6 – INTANGIBLE ASSET ACQUISITION

On October 23, 2021, the Company executed an “IT Asset Contribution Agreement” with FatBrain, LLC, an unrelated entity, for certain intellectual properties, including patents pending, proprietary technology, licenses, software, development plans and contractual rights. The intellectual property is comprised of an AI Technology with many commercial applications, the first being “Angelina FX”. As consideration, the Company issued 10,000,000 shares of common stock to FatBrain, LLC’s material non-controlling member, Peter B. Ritz. The mutually-agreed upon asset fair market value of $348,000 was allocated 100% to the Angelina FX software due to the assignment of contractual rights to the Company of a licensing agreement previously entered into on May 7, 2021 between FatBrain and a non-related party, Tempus, Inc. This transaction resulted in a change in control of the Company, whereby Mr. Ritz is the owner of 97.6% of the Company’s issued and outstanding common stock.

The estimated term of the licensing agreement is 60 months from the agreement’s inception on May 7, 2021. During the period of October 23, 2021 (the date of the IT Asset Contribution Agreement) through February 28, 2022, the Company recorded $16,416 of software amortization expense as cost of sales. The remaining carrying value of the software of $331,584 at February 28, 2022 is being amortized ratably over the remainder of the license term as follows:

Year ended May 31:
2022	$31,188
2023	78,792
2024	78,792
2025	78,792
2026	64,020
Total	$331,584

On February 25, 2022, LZG International entered into the Intellagents, LLC Asset Purchase Agreement. LZG agreed to purchase Intellagents’ assets for three million dollars ($3,000,000), subject to adjustments and the assumption of certain liabilities. At the Closing Date, LZG will pay two hundred thousand dollars ($200,000) in cash and will issue 2,800,000 shares of common stock to Intellagents. The shares will be valued at two million eight hundred thousand dollars ($2,800,000), $1.00 per share. The amount of shares may be adjusted if the LZG common stock is trading under $1.00 on the Closing Date. Post-closing adjustments may be used based upon a working capital statement to be provided by LZG based upon the current assets, less current liabilities, determined as of the Closing Date.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to “LZG International,” “LZG,” “the Company,” “we,” “us,” and “our” refer to LZG International, Inc.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

As a result of LZG International, Inc.’s acquisition of the FatBrain technology pursuant to the IT Asset Contribution Agreement (“IT Contribution Agreement”), dated October 23, 2021, we currently hold intellectual property assets, including patents pending, patents in preparation, proprietary technology, development plans, and contractual rights (“IT Assets”). On April 4, 2022, the Company changed its corporate address to 54 West 40th Street, Suite 1123, New York, New York 10018.

The FatBrain IT Assets include software that uses artificial intelligence to help companies automate enterprise decision cycles to learn, explain and intervene for better outcomes across all business interactions. The software continuously learns from historical transactions, incumbent models and in-house expert teams to deliver a unified framework binding structured and unstructured data in text, numerical, network/graph and video formats. The FatBrain software leverages modern advances in machine learning and cloud economics to enable sustained operational advantages of (i) simplicity with smaller, denser models using vector embeddings, (ii) auditability with explainable, trusted quantification and de-biasing using blockchain, (iii) quality work with noisy, sparse, imbalances or missing date using generative autoencoders, and (iv) technology using transfer and active learning. The Company has initiated the commercialization of the technology and we have spoken to several potential clients.

Our strength is in the uniqueness of our technology offering. Our success will come from navigating the various challenges that drive technology globally. As we initially see marketing success in these various product offerings, we will continue to refine and adjust our business model and operations until we achieve the profit margins that this technology and our product offering deserves.

The Company will market our products directly and through distribution with value added resellers and strategic partners. Direct marketing efforts include internet and email campaigns, tele-sales and virtual and in person follow ups. We anticipate having ten sales people able to work from anywhere. Distribution efforts include relationships with global and regional systems integrators (“SIs”), value added resellers (“VARs”), independent software vendors (“ISVs”), vertical software application developers and combinations of the above.

In November of 2021, the Company announced the launch of the FatBrain product Angelina AI Solution for Foreign Exchange (“Angelina FX”), part of our coached business wellness service (“BWS”) to tackle discriminatory pricing in the $6.6 trillion-dollar daily foreign exchange market. Previously, FatBrain LLC had entered into a licensing agreement for our software with a non-related party, Tempus, Inc., a District of Columbia corporation owned by Monex S.A.B. (“Angelina Agreement”). After LZG acquired ownership of Angelina FX and the contractual rights to the licensing agreement, LZG and Tempus are using the FatBrain AI automation software to grow and improve Tempus’ foreign exchange and global payments solutions based upon the prior licensing agreement. As a result, LZG earned $86,894 in AI subscription revenue for the Angelina Agreement for the nine-month period ended February 28, 2022.

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

Intellagents Agreement

LZG International entered into the Intellagents, LLC Asset Purchase Agreement (“Asset Purchase Agreement”), dated February 25, 2022. Subject to satisfaction or waiver of each party’s conditions and obligations as outlined in the Asset Purchase Agreement, the parties will close this transaction at a future date (“Closing Date”). Management is currently taking the necessary steps to close the Asset Purchase Agreement.

Intellagents, LLC is engaged in the business of creating, orchestrating and selling software as a service, and software as a business, within the larger insurance ecosystem services market. Intellagents agreed to sell and assign substantially all of its assets, properties and rights to LZG, except for certain excluded assets and liabilities.

LZG agreed to purchase Intellagents’ assets for three million dollars ($3,000,000), subject to adjustments and the assumption of certain liabilities. At the Closing Date, LZG will pay two hundred thousand dollars ($200,000) in cash and will issue 2,800,000 shares of common stock to Intellagents. The shares will be valued at two million eight hundred thousand dollars ($2,800,000), $1.00 per share. The amount of shares may be adjusted if the LZG common stock is trading under $1.00 on the Closing Date. Currently, the Company’s shares are not trading. Post-closing adjustments may be used based upon a working capital statement to be provided by LZG based upon the current assets, less current liabilities, determined as of the Closing Date. Within sixty (60) days after the Closing Date, LZG shall prepare and deliver to Intellagents a statement setting forth its calculation of the working capital.

The Asset Purchase Agreement provides that Intellagents will assign certain contracts and IP agreements to LZG, including Intellagents Division employment agreements with its officers Eric Hall, CEO; Mark Stender, President; and Michael Cocca, CTO.

Material Changes in Financial Condition

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

At February 28, 2022, we had cash of $90,584 and total liabilities of $357,403 compared to cash of $4,735 and total liabilities of $294,610 at May 31, 2021. Despite the increase in cash, we have not established ongoing sources of revenue sufficient to cover our operating costs at this time. During the nine-month period ended February 28, 2022 (“2022 nine-month period”) we relied upon revenues, advances and notes payable to cover our operating expenses.

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

Material Changes in Results of Operations

During the 2022 nine-month period, we recorded revenues of $86,894 and relied on related party advances of $4,500 and notes payable of $38,500 to fund our operations. During the nine-months ended February 28, 2021 (“2021 nine-month period), we had no revenues and relied on advances or loans to fund our operations. We recorded net income of $6,640 for the 2022 nine-month period compared to a net loss of $22,960 for the 2021 nine-month period ended.

We recorded net income of $13,767 for our third quarter ended February 28, 2022 (“2022 third quarter”) compared to a net loss of $6,841 for the third quarter ended February 28, 2021 (“2021 third quarter”).

Management expects net income to continue as we increase revenues from the marketing of the FatBrain technology.

Commitments or Obligations

During the 2022 nine-month period, a stockholder paid for administrative and professional services totaling $4,500, resulting in amounts payable to the stockholder of $10,500 and $6,000 as of February 28, 2022 and May 31, 2021, respectively. On May 31, 2018 the stockholder converted $92,500 of its accounts payable to a promissory note, which bears interest at 8% per annum and is due on demand. Due to subsequent additional advances, the promissory note totaled $119,200 at February 28, 2022 and May 31, 2021. Interest expense was $7,152 for the nine months ended February 28, 2022, resulting in accrued interest of $31,897 and $24,745 at February 28, 2022 and May 31, 2021, respectively.

During the 2022 nine-month period the Company borrowed $38,500 from a third party, resulting in notes payable of $108,300 and $69,800 at February 28, 2022 and May 31, 2021, respectively. The notes are due on demand, are not collateralized, and bear interest at 8% per annum. Interest expense was $4,941 for the nine months ended February 28, 2022, resulting in accrued interest of $34,989 and $30,048 at February 28, 2022 and May 31, 2021, respectively.

During the fiscal years ended May 31, 2009 and 2010, our Director and President, Greg L. Popp, loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2014; however, Mr. Popp agreed to extend the due date of this note and interest to June 30, 2022. Interest expense was $1,410 for the nine months ended February 28, 2022, resulting in accrued interest of $22,627 and $21,217 at February 28, 2022 and May 31, 2021, respectively.

At February 28, 2022, we owed venders $6,390.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Our controls and procedures are designed to allow information required to be disclosed in our reports to be recorded, processed, summarized and reported within the specified periods, and accumulated and communicated to management to allow for timely decisions regarding required disclosure of material information. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based upon the evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level as of the end of the nine-month period ended February 28, 2022.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i).1	Articles of Incorporation of LazyGrocer.Com, Inc., dated May 17, 2000 (Incorporated by reference to exhibit 3.1 to Form 10 filed May 26, 2010)
3(i).2	Amendment to Articles of Incorporation of LazyGrocer.Com, Inc., dated August 28, 2009 (Incorporated by reference to exhibit 3.1.2 to Form 10 filed May 26, 2010)
3(ii)	Bylaws of LZG International, Inc., effective January 28, 2010 (Incorporated by reference to exhibit 3.2 to Form 10 filed May 26, 2010)
10.1	IT Asset Contribution Agreement, dated October 23, 2021 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed October 28, 2021)
10.2	FatBrain Master Services Agreement with Tempus, Inc., dated May 10, 2021 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed October 28, 2021)
10.3	Intellagents, LLC Asset Contribution Agreement, dated February 23, 2022 (Incorporated by reference to exhibit 10.1 to Form 8-K, filed March 7, 2022)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

LZG INTERNATIONAL, INC.

Date:April 14, 2022	By: /s/ Greg L. Popp Greg L. Popp President
Date: April 14, 2022	By: /s/ Peter B. Ritz Peter B. Ritz Chief Executive Officer Chief Financial Officer

