Form 10-K
period 2022-05-31
LZG INTERNATIONAL, INC.
filed 2022-09-13
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	90-1907109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

54 WEST 40th STREET, SUITE 1123, NEW YORK, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 310-3978

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes     ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of September 8, 2022, was 152,687,456.

i

In this report references to “LZG International,” “the Company,” “we,” “us” or “our” refer to LZG International, Inc., a Florida corporation.

FORWARD-LOOKING STATEMENTS

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

ii

PART I

Item 1. Business.

BUSINESS

Historical Development

LZG International, Inc. was incorporated in the state of Florida on May 22, 2000, as LazyGrocer.Com, Inc. On August 28, 2009, the Company’s name was changed to LZG International, Inc. Prior to the transaction on October 23, 2021, the Company was a blank check company and had limited operations.

On October 23, 2021, the Company executed an “IT Asset Purchase Agreement” with FatBrain, LLC, a previously unrelated entity, for certain intellectual properties, including patents pending, proprietary technology, licenses, software, development plans and contractual rights. The intellectual property is comprised of an AI Technology with many commercial applications, the first being “Angelina FX”. As consideration, the Company issued 10,000,000 shares of common stock to FatBrain, LLC’s material non-controlling member, Peter B. Ritz. The mutually agreed upon asset fair market value of $348,000 was allocated 100% to the Angelina FX software due to the assignment of contractual rights to the Company of a licensing agreement previously entered into on May 7, 2021, between FatBrain and a non-related party, Tempus, Inc. This transaction resulted in a change in control of the Company, whereby Mr. Ritz is the owner of 97.6% of the Company’s issued and outstanding common stock.

The FatBrain IT Assets acquired in the IT Asset Purchase Agreement include software that uses artificial intelligence to help companies automate enterprise decision cycles to learn, explain and intervene for better outcomes across all business interactions. The software continuously learns from historical transactions, incumbent models and in-house expert teams to deliver a unified framework binding structured and unstructured data in text, numerical, network/graph and video formats. The FatBrain software leverages modern advances in machine learning and cloud economics to enable sustained operational advantages of (i) simplicity with smaller, denser models using vector embeddings, (ii) auditability with explainable, trusted quantification and de-biasing using blockchain, (iii) quality work with noisy, sparse, imbalances or missing date using generative autoencoders, and (iv) technology using transfer and active learning. The Company has initiated the commercialization of the technology and we have spoken to several potential clients.

Our Business

We’re the leading AI Solutions company empowering 500M-strong star enterprises of tomorrow (aka mSMEs) to grow, innovate, and drive the majority of the global economy.

Our purpose is to:

●	Boost millions of mSMEs with AI Solutions and impact over 50% of global jobs and GDP

●	Simplify decisions w/ unified subscription model, inclusion economy, growth @fraction of an FTE

●	Secure extended enterprise reach, supply chain, cyber, hierarchical transparency

●	Realize trillions in hidden market value, surpassing F500 and governments as economic drivers

Our market is large and undeserved, driven by the common challenges faced by mSMEs worldwide and addressable through the combination of our AI Solutions and our simple subscription model. Today, most mSMEs face the explosion of AI and data signals from thousands of business applications, yielding millions of decision factors. Large F500 companies and governments have the resources to address their AI solution needs from McKinsey, Big 4 Consultancies, C3AI, Palantir et al. We sell AI Solutions delivering insights across the commonplace, yet unified needs of mSMEs worldwide, focusing on helping them improve to:

●	GET CUSTOMERS

●	GET PAID

●	GET CAPITAL

●	PAY WORKERS

●	ACCESS ADVICE

●	BE COMPLIANT & ORGANIZED

●	GET WORK DONE

The problems facing 500M mSMEs today have been aggravating business owners for decades: too much data; too many variables; not enough time. However now, with our AI 2.0 Solutions mSMEs can solve these problems by harnessing the hidden insights from both their existing individual behavior and peer market data.

Our sustainable competitive advantage comprises what we call “Peer Intelligence AI” or “AI 2.0” solutions and technologies which work to harness the power of permissioned private data and insights from thousands of mSMEs aligned to the relevant public data signals to advance the knowledge of the unified market dynamics. That is, Peer Intelligence AI works by connecting into the clients’ existing SaaS products (e.g., Intuit’s QuickBooks, Shopify, HubSpot, Salesforce, 1C, Xero, Slack, and more), where all their business data lives and aligning the data with millions of relevant market signals, including:

●	Collation of clients’ different business data sources

●	Mapping against thousands of market data sources

●	Industry specific data and insights

Once our Outcomes™ engine has aligned all of the thousands of different signals (internal and external), it drives the FatBrain AI 2.0 Solutions marketplace where, alongside FatBrain expert coaches it turns meaningless data into actionable insights:

●	Turn data into insights

●	Industry specific coaching

●	All within our Outcomes™ engine

Our clients gain regular, valuable actions to improve their business decisions and save time and money, while also being able to benchmark themselves against their market peers and industry comparables, gaining:

●	Leaderboard ranking

●	Trajectory podiums across different areas

●	Clear and visible tracking of business improvement

Our go to market uses extended enterprise reach focusing on networks of similarly situated peers across industry sectors. For example, we’re able to offer our FX AI 2.0 Solutions to the two million importers and exporters filing disclosures with the US Customs office to quantify their purchase cycles to minimize their currency risks. Similarly, we’re able to offer our InsureTech AI solutions to the three hundred thousand independent agents to save time by auto-matching the right products to right clients while and helping the agents to get paid faster.

We believe that nearly every one of the mSMEs globally faces challenges that our AI Solutions are designed to address. Our focus in the near term is to build partnerships with institutions that have the leadership necessary to effect structural change within their extended supply chain — to reconstitute their operations around data. Over the long term, we believe that every one of the global mSMEs in the markets we serve will become a potential client.

Employees

We had no employees on the payroll as of May 31, 2022, but have begun the process of hiring and transitioning contract workers to full-time employment status. We expect to have over 500 full time employees in FY 2023 through organic growth and through various business acquisitions.

Periodic Reporting and Audited Financial Statements.

We have registered our Common Shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s executive offices are located in leased office space at 54 West 40th Street, Suite 1123, New York, NY. We consider our current space adequate for our anticipated needs.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

In March 2022 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for quotation on the OTC Bulletin Board using the symbol “LZGI”. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.

(b) Holders

On September 8, 2022, there were 112 holders of record of our Common Shares.

(c) Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

As of September 8, 2022, we have authorized 13,200,000 Common Shares for issuance under the Company equity compensation plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

LZG International, Inc. was a “blank check” company until acquired by the current management team on October 23, 2021 (“AI Recap”). Incorporated in the State of Florida on May 22, 2000, as LazyGrocer.Com, Inc., the company offered an online grocery solution, limited its operations in November 2001 and changed its name to LZG International, Inc., on August 28, 2009.

As part of the AI Recap, we capitalized the company with software and related IT Assets, including the Outcomes™ engine and the connected AI Solutions, that use artificial intelligence (“AI”) to help businesses automate and optimize enterprise decision cycles (“AI Solutions”).

Since 2015, our Outcomes™ engine and platform have enabled scores of innovations across dozens of F500 business cases, billions of transactions, and hundreds of millions of behavioral profiles.

In 2019, for example, our AI solution for Bank of America outperformed by over 60% the combined effectiveness and efficiency of BOA’s $100M state of the art system and 800 of its investigative experts to fight financial crimes.

In November 2021, we launched a foreign exchange (“FX”) AI solution to tackle discriminatory pricing, especially with the start-up, small and mid-sized enterprises (“SMEs”) in the $6.6 trillion-dollar daily FX market. The solution uses our Peer Intelligence technology to auto-match individual client’s purchase cycles with their currency and supply chain risk to optimize FX and minimize constraints, across thousands of peers, in hundreds of sectors.

On February 23, 2022, we acquired the software assets of Intellagents, LLC., to accelerate our insurance focus.

After the close of the period covered by this report, the Company acquired the capital stock of Prime Source and certain affiliates (“Prime Source”), as described in the current report on Form 8-K filed on June 24, 2022. The business of Prime Source is owned by a subsidiary of the company, and is being integrated into the world-wide business of the Company.

Liquidity and Capital Resources

As of May 31, 2022, we had cash of $81,567 and total liabilities of $3,149,738 compared to cash of $4,735 and total liabilities of $294,610 on May 31, 2021. Receivables from trade activity and related party receivables total $9,949,625 compared to $0.00 on May 31, 2021. For the fiscal year ended May 31, 2022, we have begun to generate ongoing revenues, but they are not yet sufficient to cover our operating costs. During the year ended May 31, 2022, we primarily relied upon stock and stock subscription sales to fund our operations. During the year ended May 31, 2021, we relied upon advances and notes payable from related parties to fund our operations. The current conditions continue to raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from stockholders and are seeking to acquire additional companies with established revenue sources. Our ability to continue as a going concern is dependent upon our ability to find additional investors and the ability to acquire additional businesses with established revenues.

During the next 12 months we anticipate incurring costs related to investigating, analyzing and acquiring businesses. Our current operating costs will also increase as we continue to develop our newly acquired intellectual assets. We believe we will be able to meet our anticipated operating needs through funds provided by additional stockholders.

Results of Operations

We recorded $216,166 of Revenue in 2022. Our gross operating profit was $173,651 in 2022. There was no sales activity in 2021. General and administrative expenses were $1,068,919 and $13,800 in 2022 and 2021, respectively. Interest Expense was $18,795 in 2022 and $16,042 in 2021.

Our net loss increased for 2022 ($919,793) compared to 2021 ($29,842).

Obligations

In 2022, existing debt was converted to subordinated notes which were later converted to common stock.

On May 31, 2018, a stockholder converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. On May 31, 2021, the stockholder converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total principal balance due of $119,200. Interest expense was $3,978 and $9,056 for the years ended May 31, 2022 and 2021. On October 23, 2021, the loan was converted to a convertible promissory note with outstanding interest and principal due of $147,923. On May 11, 2022, the note was converted to 900,000 shares of common stock of the Company.

On May 31, 2021, the Company owed a third party $69,800. The loan incurred interest at 8% per annum and was due on demand. On October 23, 2021, the loan was converted to a convertible promissory note with outstanding principal and interest due of $107,245. On May 11, 2022, the note was converted to 8,907,754 shares of common stock of the Company. Interest expense was $7,197 and $5,107 for 2022 and 2021, respectively.

During the years ended May 31, 2009 and 2010, an officer of the Company loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had a due date of June 30, 2012; however, the officer agreed to extend the due date of the principal and interest on this note to June 30, 2022. Interest expense was $784 and $1,880 for the years ended May 31, 2022 and 2021. On October 23, 2021, the loan was converted to a convertible promissory note with outstanding principal and interest due of $45,501. On May 11, 2022, the note was cancelled.

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023. There is no interest expense nor any accrued interest at May 31, 2022.

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 7 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective because we had a control deficiency. During the period we did not have adequate personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of our Company we anticipate the ability to remedy this deficiency in the next fiscal year.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Item 9B. Other Information.

The Company previously reported their EIN as 98-0234906. That has been corrected to 90-1907109.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

For the time period covered in this Report, our directors and officers are as follows:

Name	Age	Position

Peter B. Ritz	57	Director, Chief Executive Officer, Chief Financial Officer, President, & Secretary

Shawn R. Carey	57	Chief Operating Officer

Greg L. Popp	53	Chief Executive Officer until 10/23/21; Director & President until 4/1/22

L. Lee Perry	78	Director until 10/23/21

Michael T. Moe	59	Director

The experience of our directors and executive officers is as follows:

Peter B. Ritz, our Chief Executive Officer, is 57 years old and has served as CEO and CFO of the Company since October 23, 2021. Mr. Ritz has served as Managing Director of FatBrain LLC from September 2015 to the present. FatBrain provides an enterprise AI cloud software platform and services delivering dynamic risk analytics to diverse businesses such as Bank of America, Comcast, Hearst, IBM, Pilgrim’s Pride and Samsung. Mr. Ritz is responsible for sales, corporate development and the overall business advancement for FatBrain. From February 2014 to July 2017, he served as Chairman of the Board for Observable Networks, Inc., which offered cybersecurity SaaS software and this company was acquired by Cisco 3Q17 and is now part of its Secure business. He also served as Chair of their compensation committee and was responsible for corporate development.

Shawn R. Carey was appointed on November 10, 2021, as Chief Operating Officer in charge of Field Operations and Business Development for the Company. Mr. Carey is 57 years old and has been involved with the FatBrain technology since January 2016. He earned a Bachelor’s of Science degree in Computer Engineering and Computer Science, from Boston University on a Naval ROTC scholarship and served as a Communications Officer with the US Marine Corps. He co-founded iPipeline and served as its Chief Technology Officer. Shawn also served as managing director at Xtium, and was an Executive Management Consultant for Swingtide, a consultancy serving insurance industry transformation imperatives.

Michael T. Moe was appointed by our Board on December 20, 2021, to serve as a director on our Board. He has served as Executive Vice Chair of the FatBrain board of directors since August 2021. Mr. Moe is the founder and CEO of GSV Asset Management, LLC, a growth-focused investment platform based in Silicon Valley, which was formed in 2010. From 2016 to the present, he has served as an advisor and member of the investments committee for GSV Ventures, LLC, an investment platform. From March 2010 to the present, he co-founded ASU + GSV Summit, a conference in the education sector. From November 2020 to the present, he is the CEO and Chairman of Class Acceleration Corp., a publicly traded, educational technology special purpose acquisition corporation listed on the New York Stock Exchange. From October 2020 to the present, he serves as Chairman of the Board for Hi Solutions Inc., a home technology solutions company.

Code of Ethics

Since we have only three persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only three directors and executive officers. Our board of directors (“Board”) has general charge, supervision and control of the business and affairs of the Company. We believe this leadership structure is appropriate for the size of the Company. In addition, the Board’s role in the Company’s risk management process includes reviewing operational, financial, legal, regulatory, and strategic risks. The Board reviews these factors to enable it to understand and assess the Company’s risk identification, risk management and risk mitigation strategies. The Board has the ultimate oversight responsibility for the risk management process.

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our Board acts as our nominating and audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Delinquent Section 16(a) Reports

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended May 31, 2022, the persons listed below did not file all applicable reports in a timely manner in accordance with Section 16(a) of the Exchange Act.

Rajashi Das filed on an untimely basis one required report on Form 3. Shawn R. Carey, an officer of the Company, filed one required report on Form 3 on an untimely basis. Peter B. Ritz, a director, officer and 10% shareholder of the Company, has not timely filed Form 4 on two occasions of acquiring additional shares of the Company’s common stock. an officer and 10% shareholder of the Company, Michael Moe has not timely filed Form 4 on one occasion of acquiring additional shares of the Company’s common stock.

Item 11. Executive Compensation.

Executive Officer Compensation

Our principal executive officer until October 23, 2021, Mr. Popp, did not receive compensation during the past fiscal year ended May 31, 2022. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years, nor did they have outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of September 8, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 152,687,456 Common Shares, issued and outstanding as of September 8, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

		Approximate
	Number of	Percentage
	Shares	of Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner (1)	Owned	Shares
Peter Ritz (2)	48,240,000	31.59%
Rajarshi Das	30,240,000	19.81%
Shawn Carey	11,520,000	7.54%
KAWN Foundation	11,495,083	7.54%
Michael Moe*	9,000,000	5.89%
St. Michael Ventures, LLC*	9,000,000	5.89%

Executive Officers and Directors	59,760,000	39.14%

*	Peter Ritz exercises all voting control of these shares.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 54 WEST 40th STREET, SUITE 1123, NEW YORK, NY.
(2)	Peter Ritz has voting control over the shares owned by Michael Moe and St. Michael Ventures, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 8, 2022, we have authorized 13,200,000 Common Shares for issuance under the Company equity compensation plan.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

As reflected in the Company’s balance sheet for May 31, 2022, the Company is owed $9,925,154 by FatBrain, LLC (“FatBrain”), an affiliate of the Company two of whose members are also directors of the Company.  $130,341 of that amount represents revenue proceeds received by FatBrain from customers of the Company that has yet to be transferred to the Company.  $9,794,813 represent funds received by the FatBrain on behalf of the Company from investors purchasing Company Common Stock in a private placement.

On May 31, 2018, Greg Popp, then an officer of the Company, converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. On May 31, 2021, Mr. Popp converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total principal balance due of $119,200. Interest expense was $3,978 and $9,056 for the years ended May 31, 2022 and 2021.  On October 23, 2021, the loan was converted to a convertible promissory note with outstanding interest and principal due of $147,923.  On May 11, 2022, the note was converted to 900,000 shares of the Company’s Common Stock.

On May 11, 2022, in connection with the asset acquisition transaction with FatBrain, the Company assumed from FatBrain the obligation to pay promissory notes in the aggregate amount of $5,020,000, of which $3,000,000 is owed to a related party.  The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023.  There is no interest expense nor any accrued interest at May 31, 2022.

To assist with the orderly transition of management and operations, the Company entered into a Management Services Agreement with FatBrain, effective 10/23/21.  The Company has retained FatBrain to provide consulting and logistical support when needed to support operating the Company’s business for a period of up to two years.

Any affiliated transactions will be on terms no less favorable to the Company than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Director Independence

Michael Moe is the sole independent director as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

Item 14. Principal Accountant Fees and Services.

For the year ended May 31, 2022, the firm of Adeptus Partners, LLC, or Adeptus, acts as our independent registered public accounting firm. For the prior year, our independent registered public accounting firm was Pinnacle Accountancy Group of Utah. (“Pinnacle”). The following is a summary of fees paid for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the independent accountant in connection with regulatory filings. The aggregate fees for professional services rendered for the audit of our financial statements and other required filings with the SEC for the years ended May 31, 2022, and May 31, 2021, totaled approximately $70,000 and $6,500 respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended May 31, 2022, and May 31, 2021, we did not pay Adeptus or Pinnacle any audit-related fees.

Tax Fees. We did not pay Adeptus or Pinnacle for tax services, planning or advice for the years ended May 31, 2022, and May 31, 2021.

All Other Fees. We did not pay Adeptus or Pinnacle for any other services for the year ended May 31, 2022, and May 31, 2021.

Pre-Approval Policy

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

LZG International, Inc.

Financial Statements

May 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of LZG International Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LZG International Inc. (the Company) as of May 31, 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended May 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022, and the results of its operations and its cash flows for the year ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since inception and has revenue-generating activities that do not exceed operational expenses that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Adeptus Partners, LLC

PCAOB ID: 3686

Ocean, New Jersey

September 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LZG International, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LZG International, Inc. (the Company) as of May 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 24, 2021

LZG International, Inc.

Balance Sheets

	May 31	May 31
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$81,567	$4,735
Accounts Receivable, Trade	24,471	-
Accounts Receivable, Trade, Related Party (NOTE 8)	130,341	-
Other Receivables, Related Party (NOTE 8)	9,794,813	-
Total Current Assets	10,031,192	4,735

OTHER ASSETS
Intangible Assets (NOTE 4)	11,643,000	-
Accumulated Amortization	(178,250)	-
Total Other Assets	11,464,750	-

TOTAL ASSETS	$21,495,942	$4,735

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,036	$100
Accounts Payable - Related Party	-	6,000
Promissory Note Payable - Related Party (NOTE 8)	3,000,000	-
Accrued Expenses	50,000	-
Deferred Revenue	85,866	-
Note payable - Related Party (NOTE 8)	-	119,200
Notes Payable (NOTE 9)	-	69,800
Accrued Interest - Related Party (NOTE 8)	11,836	24,745
Accrued Interest - Other	-	30,048
Total Current Liabilities	3,149,738	249,893

LONG-TERM LIABILITIES:
Note Payable - Related Party	-	23,500
Accrued Interest - Related Party	-	21,217
Total Long-term Liabilities	-	44,717

TOTAL LIABILITIES	3,149,738	294,610

STOCKHOLDERS’ EQUIITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued and outstanding	$-	$-

Common Stock, $.001 par value; 250,000,000 and 100,000,000 shares authorized as of 05/31/22 and 05/31/21; 144,899,472 and 250,556 shares issued and outstanding at 05/31/22 and 05/31/21	144,899	251

Additional Paid in Capital	22,474,358	3,063,134

Accumulated Deficit	(4,273,053)	(3,353,260)

Total Stockholders’ Equity (Deficit)	18,346,204	(289,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,495,942	$4,735

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Statements of Operations

	For the years ended May 31,
	2022	2021

REVENUES (NOTE 3)	$216,166	$-

COST OF REVENUES	(42,515)	-

GROSS PROFIT	173,651	-

EXPENSES
General and Administrative	(1,068,919)	(13,800)
Sales and Marketing	(5,730)
TOTAL EXPENSES	(1,074,649)	(13,800)

Net Operating Loss Before Other Expense	(900,998)	(13,800)

OTHER EXPENSE

Interest expense	(2,197)	(5,106)
Interest expense - related party	(16,598)	(10,936)

Total Other Expense	(18,795)	(16,042)

LOSS BEFORE INCOME TAXES	(919,793)	(29,842)

INCOME TAXES (NOTE 7)	-	-

NET LOSS	$(919,793)	$(29,842)

Net Loss Per Share	$(0.06)	$(0.12)

Weighted average shares outstanding	14,189,499	250,556

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended May 31, 2021 and May 31, 2022

			Additional		Total Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance - May 31, 2020	250,556	$251	$3,063,134	$(3,323,418)	$(260,033)

Net (loss)	-	-	-	(29,842)	(29,842)

Balance - May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$(289,875)

Stock issued during the year
FatBrain LLC IT Asset Purchase Agreement (10/23/21)	10,000,000	10,000	338,000		348,000
Intellagents LLC Asset Acquisition (02/23/22)	2,800,000	2,800	2,797,200		2,800,000
FatBrain LLC IT Asset Purchase Agreement (05/11/22)	80,000,000	80,000	3,210,000		3,290,000
Conversion of Promissory Note (05/11/22)	16,557,371	16,557	2,003,443		2,020,000
Stock issued for Compensation (05/11/22)	819,672	820	99,180		100,000
Subscription Agreement converted to stock (05/11/22)	6,207,345	6,207	2,693,793		2,700,000
Subscription Agreement converted to stock (05/11/22)	18,507,084	18,507	8,031,493		8,050,000
Promissory notes converted to stock (05/11/22)	9,757,444	9,757	238,115		247,872
Total Stock issued during the year	144,648,916	144,648	19,411,224	-	19,555,872

Net (loss)	-	-	-	(919,793)	(919,793)

Balance - May 31, 2022	144,899,472	$144,899	$22,474,358	$(4,273,053)	$18,346,204

The accompanying notes are an integral part of these financial statements

LZG International, Inc.

Statements of Cash Flows

	For the years ended
	May 31,
	2022	2021

Cash Flows from Operating Activities
Net Loss	$(919,793)	$(29,842)

Adjustment to reconcile net (loss) to cash used in
operating activities:
Amortization on intangible assets	178,250
Stock Based Compensation for services performed	100,000

Changes in assets and liabilities:
Expenses paid by Related Party	-	6,000
Accounts Receivable, Trade	(154,812)
Other Receivables, Related Party	(9,794,813)
Accounts Payable	(4,064)	1
Accrued Expenses	50,000
Deferred Revenue	85,866
Accrued Interest	(64,174)	16,042
Net Cash Used in Operating Activities	(10,523,540)	(7,799)

Cash Flows from Financing Activities:
Proceeds from related party loans and advances	35,372	10,700
Proceeds from issuance of common stock	10,750,000
Net cash Provided by Financing Activities	10,785,372	10,700

Cash Flows used in Investing Activities:
Asset Acquisitions	(185,000)	-

Increase in Cash	76,832	2,901

Cash and Cash Equivalents, Beginning of Year	4,735	1,834

Cash and Cash Equivalents, End of Year	$81,567	$4,735

Non-Cash Investing and Financing Activities

On October 23, 2021, the Company acquired IT assets from FatBrain LLC in consideration for 10,000,000 shares of common stock valued at $348,000, or $0.0348/share.

On February 23, 2022, the Company acquired IP assets from Intellagents LLC for $3,000,000, LLC of which $200,000 was paid in cash and 2,800,000 shares of common stock valued at $1/share were exchanged.

On May 11, 2022, the Company acquired additional IP assets from FatBrain LLC for 80,000,000 shares of common stock and an assumption of secured promissory notes in the original principal amount of $3,000,000 and $2,020,000. The shares were valued at $3,290,000 or $0.041/share.

On May 11, 2022, the Company converted $212,500 of convertible promissory notes into an aggregate amount of 9,757,444 shares of common stock. The shares were valued at $0.022/share.

In 2022, the Company issued 819,672 shares in exchange for in-kind legal services. The shares were valued at $100,000 or $0.122/share.

In the year ended 2021, $6,000 of accounts payable was converted to a related party note payable.

The accompanying notes are an integral part of these financial statements

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

(A) Organization

LZG International, Inc. (“the Company”) is a Florida company that was incorporated on May 22, 2000. To date, the Company has not paid any dividends and does not anticipate dividends to be paid in the foreseeable future. The Company’s original business model intended to establish an online grocery solution. A wholly owned Canadian subsidiary, LazyGrocer.Com Corp., was established as part of this model, but was dissolved in 2001.

On October 23, 2021, the Company acquired IT assets from FatBrain LLC in consideration for 10,000,000 shares of common stock. The FatBrain IT Assets include software that uses artificial intelligence to help companies automate enterprise decision cycles to learn, explain and intervene for better outcomes across all business interactions.

On February 23, 2022, the Company acquired IP assets from Intellagents, LLC for $200,000 and 2,800,000 shares of common stock. The Intellagents’ “Ecosystem Platform” accelerates novel innovation and revenue growth by enabling rapid and secure connections between insurance brokers, digital insurance exchanges, data providers, insurtechs, core insurance platform providers, artificial intelligence insight/foresight providers and insurance company systems and processes.

On May 11, 2022, the Company acquired additional IP assets from FatBrain LLC for 80,000,000 shares of common stock and an assumption of secured promissory notes in the original principal amount of $5,020,000 of which $3,000,000 is to a related party. The FatBrain IT Assets include artificial intelligence and machine learning software to automate peer intelligence and decision dynamics for 50%+ of the global economy.

(B) Fiscal Year

The Company’s fiscal year ends on May 31, 2022.

(C) Basis of Presentation

The financial statements of the Company have been prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America (US GAAP).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies have been consistently applied in the preparation of these financial statements and are summarized below.

(A) Revenue Recognition

In 2022, the Company’s sources of revenue are from the sale of intellectual property licenses and technology, including services to configure, test and deploy IT solutions on client servers, and provide training and support to a client’s staff. Revenues are reported net of returns.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

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

The ASC 606 criteria the Company uses to recognize revenue comprise of the following:

●	Contract with the customer – The Company acquired the contractual rights to the Angelina Agreement, dated May 10, 2021. This agreement comprises a subsisting, identifiable contract between Tempus Inc. (an unrelated entity) and the Company, reflecting that the parties have approved the agreement, are committed to fulfilling their obligations, each party’s rights are identifiable, and the payment terms are quarterly subscriptions fees and transactions revenues.

The Company also acquired the contractual rights to the CGI Distribution Agreement Addendum, dated April 2021. This agreement comprises a subsisting, identifiable contract between CGI (an unrelated entity) and the Company, reflecting that the parties have approved the agreement, are committed to fulfilling their obligations, each party’s rights are identifiable, and the payment terms are monthly subscriptions fees and transactions revenues.

●	Performance obligations – Related to the Angelina Agreement, the Company builds the software solution called Angelina FX which logs into a customer’s general ledger, such as QuickBooks, and automatically determines the amount of savings a customer would enjoy if using the Angelina FX rate versus what they actually paid, as reflected in an FX Fair Value Report.

Related to the CGI Distribution Agreement Addendum, the Company designs the ecosystem platform and API integrations that allow insurers and brokers to rapidly improve client engagement and improve efficiencies in existing distribution channels.

●	Transaction price – Economic considerations are clearly spelled out in the agreements. The Angelina Agreement revenue is comprised of annual subscription revenue, plus a share of the transaction revenue earned from the application. The CGI Distribution Agreement Addendum revenue is comprised of monthly subscription revenue plus additional transaction revenue based on hourly work performed.

●	Allocation of transaction price – The quarterly payment earned under the Angelina subscription obligation for using the service is $43,447. Monthly Subscription Revenue of $12,267 was earned under the CGI Distribution Agreement Addendum.

●	Revenue recognition – Revenue is recognized when the subscription obligation of providing, hosting and operating the software has been performed. Total revenue recognized was $216,166 in 2022 and $0.00 in 2021.

(B) Cost of Revenues

Cost of Revenues primarily include expenses incurred by the Company to host and deliver products through the marketplace. Related platform and payment processing fees are recorded in the period incurred. In 2022, the Company recognized $42,515 of development costs.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

(C) Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Accounts Receivable

Accounts receivables are recorded at the amount due from customers and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities on the Statement of Cash Flows. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company evaluates the collectability of its accounts receivables based on collection risks, historical experience. Estimated losses are recorded to the allowance for doubtful accounts and as a general expense. There were no anticipated losses in 2022 and therefore, no allowance for doubtful accounts.

(E) Fair Value Measurement

The fair value hierarchy categorizes the inputs used to measure fair value into three levels, which are described as follows:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities

●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

●	Level 3: Inputs for the asset or liability that are not based on observable market data

It is not practicable to estimate the fair value of related party loans because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point. No financial instruments are held for trading purposes.

(F) Intangible Assets

The Company relies on guidance under ASC 350, Intangibles – Goodwill and Other, to account for intangible assets. Intangible assets are either amortized over their finite lives as determined by management or their contractual lives or analyzed periodically for impairment if indefinite lived. A periodic review is made of the assets for impairment.

The estimated useful lives for each intangible asset class are as follows:

Estimated Useful Lives
AI Technology (Angelina FX)	5 years
Intellagents IT Platform and ecosystem	5 years
FatBrain IT	5 years

(G) Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. For the year ended May 31, 2022, the Company recorded no impairments to intangible assets or long-lived assets.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

(H) Sales and Marketing

Sales and marketing expenses are expensed and incurred and primarily consist of costs associated with acquiring new clients or selling new products. Expenses include online advertising costs as well as outsourced marketing strategy.

(I) General and Administrative

General and administrative expenses consist of costs primarily related to finance operations, human resources, executive management, legal, corporate technology, corporate development, amortization, and certain other administrative costs that are not directly attributed to a product or service.

(J) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results may differ from these estimates.

(K) Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of May 31, 2022 and 2021, all common stock activity has been included and there were no items considered to be anti-dilutive.

	For the years ended May 31,
	2022	2021
Net (loss) available to common stockholders	$(919,793)	$(29,842)
Weighted average shares	14,189,499	250,556
Basic and fully diluted loss per share (based on weighted average shares)	$ (0.06)	$(0.12)

(L) Software Costs

The Company follows ASC 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, whereby costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed to be sold to external users, has been charged to operations in the period incurred as research and development costs. Additionally, costs incurred after determination of readiness for market have been expensed as research and development. Purchased software that has reached technological feasibility and that has no alternative use, other than existing licenses or contracts for which it is being utilized, is capitalized at cost and amortized ratably over the term of the underlying contract.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

(M) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. Cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company currently does not maintain amounts on deposit with a financial institution that are more than the federally insured limit of $250,000.

Major Customers

In 2022, the Company has two customers that accounted for $215,065 and 98% of Revenues and $152,611 and 98% of Accounts Receivable at May 31, 2022. The Company expects to maintain this relationship with these customers.

(N) Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

(O) Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 3 – REVENUES

Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The Company typically sells software and services with a term from one month up to 1 year. Payments may be made by customers in advance, at the time of sale. As such, the company may receive up to 1 year of revenue in advance.

The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which may include unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations is influenced by several factors, including the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes, and other market factors.

NOTE 4 – INTANGIBLE ASSETS

In 2022, the Company made three intangible asset acquisitions as describe in the following paragraphs. For all the acquisitions, the Company utilized third party consultants to determine the value of the assets purchased.

On October 23, 2021, the Company executed an “IT Asset Purchase Agreement” with FatBrain, LLC for certain intellectual properties. The members of FatBrain LLC are also stockholders of the Company. The intellectual property is comprised of an AI Technology with many commercial applications, the first being “Angelina FX”. As consideration, the Company issued 10,000,000 shares of common stock to FatBrain, LLC’s material non-controlling member, Peter B. Ritz. The mutually agreed upon asset fair market value of $348,000 was allocated 100% to the Angelina FX software due to the assignment of contractual rights to the Company of a licensing agreement previously entered into on May 7, 2021 between FatBrain and a non-related party, Tempus, Inc.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

The estimated term of the licensing agreement is 60 months from the agreement’s closing of October 23, 2021. During the period of October 23, 2021 (the date of the IT Asset Purchase Agreement) through May 31, 2022, the Company recorded $29,000 of software amortization expense as cost of revenues. The remaining carrying value of the software of $319,000 at May 31, 2022 is being amortized ratably over the remainder of the license term as follows:

Year ending May 31:	Amount
2023	$69,600
2024	$69,600
2025	$69,600
2026	$69,600
2027	$40,600
Total	$319,000

On February 23, 2022, the Company executed an “Asset Purchase Agreement” with Intellagents, LLC, an unrelated entity, for specific intellectual assets and $15,000 working capital. The intellectual asset is comprised of a software service platform designed to enables rapid and secure connections between insurance brokers, digital insurance exchanges, data providers, insurtechs, core insurance platform providers, artificial intelligence insight/foresight providers and insurance company systems and processes. with many commercial applications. As consideration, the Company paid $200,000 cash and issued 2,800,000 shares of common stock to Intellagents, LLC. The stock was issued at a mutually agreed upon asset fair market value of $1 per share which resulted in an asset valuation of $2,985,000.

The estimated term of the asset is 60 months from the agreement’s closing of February 23, 2022. During the period of February 23, 2022 (the date of the Asset Purchase Agreement) through May 31, 2022, the Company recorded $149,250 of software amortization expense as cost of revenues. The remaining carrying value of the software of $2,835,750 at May 31, 2022 is being amortized ratably over the remainder of the license term as follows:

Year ending May 31:	Amount
2023	$597,000
2024	597,000
2025	597,000
2026	597,000
2027	447,750
Total	$2,835,750

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

On May 11, 2022, the Company acquired certain intellectual property assets of FatBrain LLC (FatBrain IT) pursuant to an “IT Asset Purchase Agreement.” The members of FatBrain LLC are also stockholders of the Company. As consideration for the contribution of FatBrain IT, the Company issued 80,000,000 shares of the Company’s common stock. The mutually agreed upon value of FatBrain IT was $8,310,000 based on projected revenue forecasts and other considerations.

The estimated term of the asset is 60 months from the agreement’s closing of May 11, 2022. During the period of May 11, 2022 (the date of the IT Asset Purchase Agreement) through May 31, 2022, the Company did not record any amortization expense. The carrying value of the software of $8,310,000 at May 31, 2022 is being amortized ratably over the remainder of the license term as follows:

Year ending May 31:	Amount
2023	$1,662,000
2024	1,662,000
2025	1,662,000
2026	1,662,000
2027	1,662,000
Total	$8,310,000

Intangible assets for the year ended May 31, 2022 are as follows:

	AI Technology (Angelina FX)	Intellagents IT Platform and ecosystem	FatBrain IT	Total
As of May 31, 2022
Opening Cost Balance	$-	$--	$--	$--
Additions	348,000	2,985,000	8,310,000	11,643,000

Closing Cost Balance	$348,000	$2,985,000	$8,310,000	$11,643,000
Opening Accum. Amortization	$--	$--	$--	$--
Amortization Expense	29,000	149,250	--	178,250
Closing Accum.Amortization	$29,000	$149,250	$--	$178,250

NOTE 5 – COMMITMENTS AND CONTINGENCIES

(a) Commitments

There are no significant commitments other than those disclosed in this paragraph and presented on the statement of financial position. The Company does not lease any office space.

(b) Contingencies

In the normal course of business, from time to time, the Company could be involved in legal actions relating to the ownership and operations of the Company. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has revenue-generating activities that do not exceed operational expenses. Historically, its activities have been limited and have been dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to further develop and market its technology and acquire revenue generating companies.

NOTE 7 – INCOME TAXES

As of May 31, 2022, the Company has available unused net operating loss carryforwards of approximately $1,210,000 which may be applied against future taxable income, and which expire in various years from 2023 through 2039. Due to a substantial change in the Company’s ownership during October 2021, there may be annual limitations on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized in the accompanying financial statements. The net deferred tax assets are approximately $254,900 and $60,900 as of May 31, 2022 and 2021, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $194,000 and $6,300 during the years ended May 31, 2022 and 2021, respectively, (exclusive of effects of Federal tax rate changes).

Deferred tax assets and the valuation account are as follows:

	For the Years Ended May 31,
	2022	2021
Deferred Tax Asset:
NOL Carryforward (at 21%)	$254,900	$60,900
Valuation Allowance	(254,900)	(60,900)
Deferred Tax Assets	$-	-

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pretax income to income tax benefit is as follows:

	For the Years Ended May 31,
	2022	2021
Federal Tax Benefit (at 21%)	$194,000	$6,300
Valuation Allowance	(194,000)	(6,300)
Deferred Tax Assets	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2018 through May 31, 2022

NOTE 8 – RELATED PARTY TRANSACTIONS

The financial statements include related party receivables, which as of May 31, 2022 includes amounts due from a related party totaling $9,925,154. The stockholders of the related party also own stock in the Company. Of the amount held by the related party, $130,341 represents revenue proceeds from customers that have yet to be reimbursed to the Company. The remaining amounts ($9,794,813) represent funds received by the related party on behalf of the Company from investors.

On May 31, 2018, a stockholder converted $92,500 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand. On May 31, 2021, the stockholder converted $6,000 of its accounts payable to a promissory note which bears interest at 8% per annum and is due on demand, resulting in a total principal balance due of $119,200. Interest expense was $3,978 and $9,056 for the years ended May 31, 2022 and 2021. On October 23, 2021, the loan was converted to a convertible promissory note with outstanding interest and principal due of $147,923. On May 11, 2022, the note was converted to 900,000 shares of common stock of the Company.

During the years ended May 31, 2009 and 2010 an officer of the Company loaned an aggregate of $23,500 to the Company. On April 20, 2010, these loans were combined into one promissory note which carries interest at 8% and is not collateralized. The original promissory note had an extended due date of June 30, 2022. Interest expense was $784 and $1,880 for the years ended May 31, 2022 and 2021. On October 23, 2021, the loan was converted to a convertible promissory note with outstanding principal and interest due of $45,501. On May 11, 2022, the note was cancelled.

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023. There is no interest expense nor any accrued interest at May 31, 2022.

To assist with the orderly transition of management and operations, the Company entered into a Management Services Agreement with FatBrain LLC, a related party, effective 10/23/21. The Company has retained FatBrain LLC to provide consulting and logistical support when needed to support operating the business for a period of up to two years.

NOTE 9 – NOTE PAYABLE

On May 31, 2021, the Company owed a third party $69,800. The loan incurred interest at 8% per annum and was due on demand. On October 23, 2021, the loan was converted to a convertible promissory note with outstanding principal and interest due of $107,245. On May 11, 2022, the note was converted to 8,907,754 shares of common stock of the Company. Interest expense related to this note was $7,197 and $5,107 for 2022 and 2021, respectively.

LZG International Inc.

Notes to the Financial Statements

Years Ended May 31, 2022 and 2021

NOTE 10 – SUBSCRIPTION AGREEMENTS

Beginning on October 26, 2021, the Company entered into private subscription agreements with investors under the Securities Act. The subscription agreement provided that the issuance of the common shares was conditioned upon the Company increasing the number of authorized shares of common stock to at least 250,000,000, pursuant to Florida law. Any proceeds received for a subscription would be delivered to the Company and would be held in escrow with the Company’s attorney, without interest, until closing, which is the later of the Company’s first trade or when the increase in authorized shares becomes effective. Upon closing, the proceeds currently held in escrow will become the property of the Company. As of May 11, 2022, the closing has occurred, and the Company issued an aggregate of 24,714,429 shares to 10 investors totaling $10,750,000. At May 31, 2022, the funds are being held by a related party. See NOTE 8.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 13, 2022 which is the date the financial statements were available to be issued and determined that there were no subsequent events or transactions, other than the matters described below, that required recognition or disclosure in the financial statements.

On June 17, 2022, the Company entered into a Master Stock Purchase Agreement through its wholly owned subsidiary FB Prime Source Acquisition LLC to acquire Prime Source, a Kazakhstani Corporation and its affiliates. The agreed upon purchase price was $18,000,000, subject to a payment schedule.

In 2022, the Board of Directors approved the establishment of an Employee Stock Option Plan for its employees. Stock Option awards (incentive and nonqualified) may be issued under the terms of the plan. The Company has reserved 13,838,657 shares of common stock for issuance under the Plan. No written agreement has yet been signed.

(3)	Exhibits

The following documents have been filed as part of this report. Exhibits which are incorporated herein by reference can be inspected and copied on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Articles of Incorporation dated May 17, 2000. (1)
3.1.2	Amendment to Articles of Incorporation dated August 28, 2009. (1)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010. (1)
4.6	Description of Securities. (2)
10.1	FatBrain, LLC IT Asset Contribution Agreement, dated October 23, 2021. (3)
10.2	Subscription Agreement Form. (4)
10.3	FatBrain Master Services Agreement with Tempus, Inc., dated May 10, 2021. (5)
10.4	Intellagents, LLC Asset Contribution Agreement, dated February 23, 2022. (6)
10.5	Asset Contribution Agreement dated as of April 1, 2022, and effective May 11, 2022, by and among LZG International, Inc and FatBrain LLC. (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 10, filed on May 26, 2010.
(2)	Incorporated by reference to the Company’s Form 10-K, filed on August 29, 2019.
(3)	Incorporated by reference to the Company’s Form 8-K, filed on October 28, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed on November 26, 2021.
(5)	Incorporated by reference to the Company’s Form 10-Q, filed on January 20, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed on March 7, 2022.
(7)	Incorporated by reference to the Company’s Form 8-K, filed on May 17, 2022.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2022	LZG International, Inc.

	By:	/s/ Peter B. Ritz
	Name:	Peter B. Ritz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter B. Ritz	Chief Executive Officer	September 13, 2022
Peter B. Ritz	(Principal Executive Officer)

/s/ Peter B. Ritz	Chief Financial Officer	September 13, 2022
Peter B. Ritz	(Principal Financial and Accounting Officer)

/s/ Peter B. Ritz	President & Director	September 13, 2022
Peter B. Ritz

/s/ Michael Moe	Director	September 13, 2022
Michael Moe