Form 10-Q
period 2022-08-31
LZG INTERNATIONAL, INC.
filed 2022-10-17
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-53994

LZG INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	90-1907109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 WEST 41st STREET, SUITE 5-104 NEW YORK, NY	10036
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of September 28, 2022, was 152,687,456.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LZG INTERNATIONAL, INC.

For the Three and Nine Months Ended

 August 31, 2022

(Unaudited)

LZG International, Inc and Subsidiary

Condensed Consolidated Balance Sheets

	As of
	August 31,	May 31,
	2022	2022
	UNAUDITED	AUDITED
ASSETS
CURRENT ASSETS
Cash	$967,572	$81,567
Accounts Receivable, Trade	1,255,853	24,471
Accounts Receivable, Trade, Related Party	173,788	130,341
Other Receivables, Related Party	177,358	9,794,813
Other Receivables	9,716
Inventory	4,135,937
Other Current Assets	2,437,499
Total Current Assets	9,157,723	10,031,192

FIXED ASSETS
Buildings and Other Fixed Assets	241,447	-
Accumulated Depreciation	(157,365)	-
Net Fixed Assets	84,082	-

OTHER ASSETS
Intangible Assets	13,788,915	11,643,000
Accumulated Amortization	(1,956,003)	(178,250)
Other Long Term Assets	129,709	-
Goodwill	15,769,956
Total Other Assets	27,732,577	11,464,750

TOTAL ASSETS	$36,974,382	$21,495,942

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,177,214	$2,036
Note Payable - Related Party	3,000,000	3,000,000
Notes Payable	5,000,000	-
Accrued Expenses	152,558	50,000
Deferred Revenue	5,742,340	85,866
Accrued Interest - Related Party	71,836	11,836
Accrued Interest	114,667	-
Other Current Liabilities	2,443,272	-
Deferred Tax Liability	183,866	-
Total Current Liabilities	17,885,753	3,149,738

LONG-TERM LIABILITIES:
Notes Payable - Long Term	6,000,000	-

TOTAL LIABILITIES	23,885,753	3,149,738

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none issued and outstanding	$-	$-

Common Stock, $.001 par value; 250,000,000 shares authorized 144,899,472 shares issued and outstanding at 08/31/22 and 05/31/22	144,899	144,899

Additional Paid in Capital	22,836,850	22,474,358
Accumulated Deficit	(7,986,214)	(4,273,053)
Accumulated Other Comprehensive Loss	(1,906,906)

Total Stockholders' Equity	13,088,629	18,346,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,974,382	$21,495,942

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended

UNAUDITED

	8/31/2022	8/31/2021

REVENUES	$2,432,812	$-

COST OF REVENUES	(314,405)	-

GROSS PROFIT	2,118,407	-

EXPENSES
Sales and Marketing	(2,017,078)	-
General and Administrative	(2,075,115)	(9,725)
Stock Compensation Expense	(362,492)
Research and Development Costs	(1,136,836)	-
TOTAL EXPENSES	(5,591,521)	(9,725)

Net Operating Loss Before Other Expense	(3,473,114)	(9,725)

OTHER EXPENSE
Other Income	73,636	-
Interest Expense	(114,667)	(1,397)
Interest Expense - related party	(60,000)	(2,854)
Currency Exchange Loss	(139,016)
Total Other Expense	(240,047)	(4,251)

LOSS BEFORE INCOME TAXES	(3,713,161)	(13,976)

INCOME TAXES	-	-

NET LOSS	$(3,713,161)	$(13,976)

Net Loss Per Share	$(0.03)	$(0.00)

Weighted average shares outstanding	144,899,472	14,189,499

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International, Inc and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the three months ended August 31, 2021 and August 31, 2022

UNAUDITED

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

Balance - May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$-	$(289,875)

Net loss	-	-	-	(13,976)	-	(13,976)

Balance - August 31, 2021	250,556	$251	$3,063,134	$(3,367,236)	$-	$(303,851)

Balance - May 31, 2022	144,899,472	$144,899	$22,474,358	$(4,273,053)	$-	$18,346,204

Net loss	-	-	-	(3,713,161)	-	$(3,713,161)

Foreign currency translation adjustment	-	-	-	-	(1,906,906)	$(1,906,906)

Restricted stock assigned for services (non-vested)			$362,492	-	-	$362,492

Balance - August 31, 2022	144,899,472	$144,899	$22,836,850	$(7,986,214)	$(1,906,906)	$13,088,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

 LZG International, Inc and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended

UNAUDITED

	8/31/2022	8/31/2021

Cash Flows from Operating Activities
Net Loss	$(3,713,161)	$(13,976)

Adjustment to reconcile net (loss) to cash used in operating activities:
Amortization and depreciation	584,625
Stock issued for services performed	362,492

Changes in assets and liabilities:
Accounts Receivable, Trade	2,422,423
Other Receivables	(1,693)
Other Receivables, Related Party	9,574,008
Inventory	(304,201)
Other Current Assets	4,734,189
Other Long Term Assets	(90,238)
Accounts Payable	(1,509,730)	3,525
Other Current Liabilities	94,603
Deferred Tax	10,851
Change in Related Party Note	(2,036)
Accrued Expenses	53,102	4,251
Deferred Revenue	(2,940,522)
Accrued Interest	174,667
Net Cash provided by (used in) Operating Activities	9,449,379	(6,200)

Cash Flows from Financing Activities:
Net Proceeds from Loans	11,000,000	5,000
Net cash provided by Financing Activities	11,000,000	5,000

Cash Flows from in Investing Activities:
IP Asset Investment	57,249	-
Fixed Asset Acquisitions	9,671
Acquistion of PrimeSource, net of cash acquired	(17,723,388)
Net Cash used in Investing Activities	(17,656,468)	-

Unrealized Currency Loss	(1,906,906)
Increase in Cash	886,005	(1,200)

Cash and Cash Equivalents, Beginning of Period	81,567	4,735

Cash and Cash Equivalents, End of Period	$967,572	$3,535

Non-Cash Investing and Financing Activities

On August 1,  2022, the Company assigned 7,713,000 of restricted common shares in exchange for in-kind consulting services.  The shares were valued at $17,399,632 or $2.22/share. Expenses are recognized over the vesting period.  For the three months ended 08/31/22, $362,492 was recognized as expense.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of LZG International and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Financial Statements contained in the Company’s Form 10-K for the year ended May 31,2022. The results of operations for the three months’ ended August 31, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of May 31, 2022 are derived from audited financial statements included in the Company’s Form 10-K for the year ended May 31, 2022.

Organization

LZG International, Inc. (“the Company”) is a Florida company that was incorporated on May 22, 2000. To date, the Company has not paid any dividends and does not anticipate dividends to be paid in the foreseeable future.

On June 17, 2022, the Company entered into a Master Stock Purchase Agreement with two individuals, Yevgeniy Chsherbinin and Victor Nazarov through its wholly owned subsidiary, FB Prime Source Acquisition, LLC to acquire Prime Source, a Kazakhstani corporation and Prime Source’s affiliates consisting of Prime Source Innovation, Prime Source – Analytical Systems, Digitalism, and InFin-IT Solution (together with Prime Source, the “Prime Source Companies”). The agreed upon purchase price of $18,000,000 is payable on a payment schedule.

Fiscal Year

The Company’s fiscal year ends on May 31.

Revenue Recognition

Substantially all the Company’s revenue is derived from contracts with customers for subscription services over a period of time.  Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There are no returns and there are no allowances. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

Cost of Revenues

Cost of Revenues primarily include expenses incurred by the Company to host and deliver products through the marketplace and payroll expenses directly to the production of market ready products.  Related platform and payment processing fees are recorded in the period incurred. Payroll costs are recognized in the period they were incurred.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivables are recorded at the amount due from customers and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities on the Statement of Cash Flows. The Company does not have any off-balance-sheet credit exposure related to its customers.  The Company evaluates the collectability of its accounts receivables based on collection risks and historical experience. Estimated losses are recorded to the allowance for doubtful accounts and as a general expense. There were no anticipated losses in 2022 and therefore, no allowance for doubtful accounts is deemed necessary.

Inventory

Inventories consist of raw materials, work-in-process, and finished goods. Raw materials and finished goods are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) valuation method. Work-in-process and finished goods includes the cost of materials, freight and duty, direct labor and overhead. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. On August 31, 2022, there is no reserve for inventory obsolescence is deemed necessary.

Fair Value Measurement

The fair value hierarchy categorizes the inputs used to measure fair value into three levels, which are described as follows:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
•	Level 3: Inputs for the asset or liability that are not based on observable market data

It is not practicable to estimate the fair value of related party loans because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point. No financial instruments are held for trading purposes.

Goodwill and Intangible Assets

The Company relies on guidance under ASC 350, Intangibles – Goodwill and Other, to account for intangible assets.  Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows.

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

The estimated useful lives for each intangible asset class are as follows:

Estimated Useful Lives
AI Technology (Angelina FX)	5 years
Intellagents IT Platform and ecosystem	5 years
FatBrain IT	5 years
IP Technology, Prime Source	5 years

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. For the year period ended August 31, 2022, the Company recorded no impairments to intangible assets or long-lived assets.

Sales and Marketing

Sales and marketing expenses are expensed and incurred and primarily consist of costs associated with acquiring new clients or selling new products. Expenses include salaries, commissions, online advertising costs as well as outsourced marketing strategy.

General and Administrative

General and administrative expenses consist of costs primarily related to finance operations, human resources, executive management, legal, corporate technology, corporate development, amortization, and certain other administrative costs that are not directly attributed to a product or service.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include external costs of outside vendors engaged to design, test and program IT Technologies.  Other research and development activities include salaries and related payroll expenses related to the Company’s research and development activities.

Costs for certain development activities are estimated based on an evaluation of the progress to completion of specific tasks using data such vendor representation.  Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results may differ from these estimates.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

Basic and Fully Diluted Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of August 31, 2022, all common stock activity has been included and there were no items considered to be anti-dilutive.

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

Stock-based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Stock Based Compensation. The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards are recognized on a straight-line basis over the requisite service period.

Common shares issued to third parties for services provided are valued based on the estimated fair value of the Company’s common shares. All stock-based compensation costs are recorded in expenses in the condensed consolidated statements of operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.   Cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may at times have balances in financial institutions that are more than the federally insured limit of $250,000.

Major Customers

For the three months ended 08/31/22, the Company had two customers that accounted for $1,204,305 and and 49.5% of total sales.  The Company expects to maintain this relationship with these customers.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

NOTE 2 – BUSINESS ACQUISITION

On June 17, 2022, the Company entered into a Master Stock Purchase Agreement with two individuals, Yevgeniy Chsherbinin and Victor Nazarov through its wholly owned subsidiary, FB PrimeSource Acquisition, LLC to acquire Prime Source, a Kazakhstani corporation and Prime Source’s affiliates consisting of Prime Source Innovation, Prime Source – Analytical Systems, Digitalism, and InFin-IT Solution (together with Prime Source, the “Prime Source Companies”).

The Company accounted for its acquisition as a business combination using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the three months ended August 31, 2022. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized, the intellectual property acquired, and a trained technical workforce.

In conjunction with acquisition, the Company uses various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited, therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. We have engaged outside consultants to assist us with the valuation of our acquisition.  As of August 31, 2022, the results of their valuation are not yet available.

The purchase price and purchase price allocation cost of the acquisition completion date follows:

Purchase Price:
Cash	$5,723,388
Note Payable	12,000,000
Total Purchase Price, net of Cash Acquired	17,723,388

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

Assets Acquired:
Accounts Receivable Trade	$3,653,805
Other Receivables	8,023
Inventory	3,831,736
Other Current Assets	7,171,688
Fixed Assets	94,453
Intangible Assets	1,009,336
Other Long-Term Assets	39,471
Total Assets Acquired	15,808,512

Liabilities Assumed:
Accounts Payable	2,686,944
Accrued Expenses	49,456
Deferred Revenue	8,596,996
Other Current Liabilities	2,348,669
Deferred Tax Liability	173,015
Total Liabilities Assumed	13,855,080
Net Assets Acquired	1,953,432
Excess Purchase Price “Goodwill”	$15,769,956

The excess purchase price has been recorded as goodwill in the amount of $15,769,956.  In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests Goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations. The goodwill is amortizable for tax purposes.

Identifiable intangible assets acquired by the business combination are amortized over the estimated useful lives of the assets as determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows.  The estimated useful life of the identifiable intangible assets is five years

NOTE 3 – REVENUES

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

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

(a) Commitments

There are no significant commitments other than those disclosed in this paragraph and presented on the balance sheet. The Company does not lease any office space.

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

NOTE 5 – GOING CONCERN

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2022 and May 31, 2022, the financial statements include related party receivables, of $351,146 and $9,925,154, respectively. The stockholders of the related party also own stock in the Company.  Of the amount held by the related party, $173,788 represents revenue proceeds from customers that have yet to be reimbursed to the Company at August 31, 2022, ($130,341 at May 31, 2022).  The remaining amounts ($177,358 at 08/31/2022 and $9,794,813 at May 31, 2022) represent funds received by the related party on behalf of the Company from investors.

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition.  The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023.  There have been no payments of principal or interest for the loan as of August 31, 2022.  Accrued interest at August 31, 2022 is $71,836.

To assist with the orderly transition of management and operations, the Company entered into a Management Services Agreement with FatBrain LLC, a related party, effective 10/23/21.  The Company has retained FatBrain LLC to provide consulting and logistical support when needed to support operating the business for a period of up to two years.

NOTE 7 – NOTES PAYABLE

On June 17, 2022 in connection with the Prime Source Acquisition, the Company issued two promissory notes of $6,000,000 to each of the former owners of Prime Source.  Each loan bears interest of 8% and is payable on prescribed dates per a payment schedule.  The final payment is due December, 31, 2023.   As of August 31, 2022, the remaining balance due is $11,000,000 of which $6,000,000 is considered long term.  Accrued interest on August 31, 2022 is $114,667.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

Description	Current Portion (Due 2023)	Long Term Portion (Due 2024)
Promissory Note - Yevgeniy Chsherbinin	$2,000,000	$3,000,000
Promissory Note - Victor Nazarov	3,000,000	3,000,000
Total Note Payable	$5,000,000	$6,000,000

NOTE 8 – LONG TERM INCENTIVE PLAN (LTIP)

On August 1, 2022, the Board of Directors approved the establishment of a Long-Term Incentive Plan (the “Plan”) with 13,838,657 shares of common stock available for issuance. The Plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Restricted Stock, and Restricted Stock Units. The Plan is intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants who make or are expected to make significant contributions to the Company’s success and to allow Participants to share in the success of the Company. From time to time, the Company may issue Incentive Awards pursuant to the Plan. Each of the awards will be evidenced by and issued under a written agreement.

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. For the three months ended August 31, 2022, 7,837,672 shares have been assigned and will vest annually over a four-year period starting August 1, 2023.  There are 6,000,985 shares available for future grants under the plan.

A summary of the Company’s stock activity and related information follows:

	# of Restricted Shares	Weighted Average Grant Date FMV
Balance, May 31, 2022
Restricted shares, assigned	7,837,672	$2.22
Restricted shares forfeited	-	-
Balance, August 31, 2022	7,837,672	$2.22
Vested and Exercisable	-	-

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

The restricted stocks vests over a four-year period which coincides with the requisite service period.  Share-based expenses total $17,399,632 and are amortized over the vesting period.  The expense recognized for the three months ended August 31, 2022, was $362,492. The remaining expenses ($17,037,140) will be amortized ratably over the remainder of the vesting period as follows:

Year ending May 31:	Amount
2023	$3,262,431
2024	4,349,908
2025	4,349,908
2026	4,349,908
2027	724,985
Total	$17,037,140

NOTE 9 – INCOME TAXES

As of August 31, 2022, the Company has available unused net operating loss carryforwards from its US based entities of approximately $4,922,000 ($1,210,000 at May 31, 2022) which may be applied against future taxable income, and which expire in various years from 2023 through 2040. Due to a substantial change in the Company’s ownership during October 2021, there may be annual limitations on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for US income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a US valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized in the accompanying financial statements. The net US deferred tax assets are approximately $1,033,800 and $254,900 as of August 31, 2022 and May 31, 2022, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $788,900 and $127,890 for the three months ended August 31, 2022 and for the fiscal year ended May 31, 2022, respectively, (exclusive of effects of Federal tax rate changes).

Deferred tax assets and the valuation account are as follows:

	August 31, 2022	May 31, 2022
Deferred Tax Asset:
NOL Carryforward (at 21%)	$1,033,800	$254,900
Valuation Allowance	(1,033,800)	(254,900)
Deferred Tax Assets	$-	$-

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pretax income to income tax benefit is as follows:

	August 31, 2022	May 31, 2022
Federal Tax Benefit (at 21%)	$780,000	$194,000
Valuation Allowance	(780,000)	(194,000)
Deferred Tax Assets	$-	$-

On June 17, 2022, the Company, through its wholly owned subsidiary, FB Prime Source Acquisition, LLC, acquired all the stock of Prime Source, a Kazakhstani corporation.  At the time of acquisition, the Company inherited a deferred tax liability related to the acquired business.  As of August 31, 2022, the deferred tax liability ($183,866) has not been reviewed or recalculated by independent consultants.  The Company has not yet made any adjustments to this amount.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

(UNAUDITED)

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

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2018 through May 31, 2022

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 14, 2022 which is the date the financial statements were available to be issued and determined that there were no subsequent events or transactions, other than the matters described below, that required recognition or disclosure in the financial statements.

In 2022, the Board of Directors approved the establishment of an Employee Stock Option Plan for its employees. Stock Option awards (incentive and nonqualified) may be issued under the terms of the plan.  The Company has reserved 13,838,657 shares of common stock for issuance under the Plan.  No written agreement has yet been signed.

On September 22, 2022, the Company entered into a Stock Purchase Agreement to purchase all the outstanding shares of SO Technology, LTD, a UK-based design and technology company creating web and mobile applications for mid-market enterprises. The aggregate purchase price was $2,762,500 and is payable in $1,700,000 cash and 170,000 shares of stock valued at $6.25/share or $1,062,500 total stock value.

In this report references to “LZG International,” “the Company,” “we,” “us” or “our” refer to LZG International, Inc., a Florida corporation

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

On February 23, 2022, we acquired the software assets of Intellagents, LLC, to accelerate our insurance focus.

During the period covered by this report, the Company acquired the capital stock of Prime Source and certain affiliates (“Prime Source”), as described in the current report on Form 8-K filed on June 24, 2022. The business of Prime Source is owned by a wholly-owned subsidiary of the Company, and is being integrated into the world-wide business of the Company.

Prime Source Agreement

LZG International entered into a Master Stock Purchase Agreement (“Stock Purchase Agreement”), dated as of June 17, 2022, with two individuals, Yevgeniy Chsherbinin and Victor Nazarov (together “Sellers”), through its wholly owned subsidiary, FB PrimeSource Acquisition, LLC (“Buyer”) to acquire Prime Source, a Kazakhstani corporation (“Prime Source”) and Prime Source’s affiliates consisting of Prime Source Innovation, Prime Source – Analytical Systems, Digitalism, and InFin-IT Solution (together with Prime Source, the “Prime Source Companies”) (See the Stock Purchase Agreement, filed as Exhibit 10.6 to this report). The parties closed this transaction on June 17, 2022 (“Closing Date”).

Prime Source, the largest independent IT solutions provider in Kazakhstan, is engaged in the business of software development, technology solutions, data management and strategic IT consulting. The Sellers agreed to sell and assign all of their ownership interests and rights in the Prime Source Companies to LZG’s subsidiary, Buyer.

LZG agreed to purchase Prime Source for eighteen million dollars ($18,000,000), subject to a payment schedule.

Except for the Stock Purchase Agreement and the transactions contemplated thereby, neither Sellers, nor Prime Source, nor any of its officers or directors serving before the Stock Purchase Agreement had any material relationship with LZG or LZG’s affiliates prior to this transaction.

Material Changes in Financial Condition

Since we are in the initial phases of marketing the FatBrain technology, we may not record significant revenues and may lack funding to cover our operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtain capital from management, significant stockholders and/or third parties to cover expenses; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to produce and market the FatBrain technology.

At August 31, 2022, we had cash of $967,572 and total liabilities of $23,885,753 compared to cash of $81,567 and total liabilities of $3,149,738 at May 31, 2022. We have not established ongoing sources of revenue sufficient to cover our operating costs at this time. During the three-month period ended August 31, 2022 (“2023 three-month period”) we generated $2,432,812 of revenue but still relied upon advances from related parties to fund our operations. The current conditions continue to raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from stockholders and are seeking to acquire additional companies with established revenue sources. Our ability to continue as a going concern is dependent upon our ability to find additional investors and the ability to acquire additional businesses with established revenues.

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

Material Changes in Results of Operations

During the 2023 three-month period, we recorded revenues of $2,432,812 and net loss of ($3,713,161).  For the three-month period ended 08/31/21, there was no revenue and net loss was ($13,976).

Management expects revenue to increase as we enhance our efforts to market the products using the FatBrain technology.

Commitments or Obligations

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023. The accrued interest on the loan is $71,836 at August 31, 2022.

On June 17, 2022, the Company entered into a Master Purchase Agreement with Prime Source.  Two promissory loan of $6,000,000 to each of the former owners was secured as part of the purchase price.  Each note bears interest of 8$.  The loan payments are set to a payment scheduled through December 31, 2023. Accrued Interest at August 31, 2022 is $114,667.

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

Item 4. Controls and Procedures.

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

Changes to Internal Control over Financial Reporting

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

For the Quarter ended August 31, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the quarter ended August 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company issued 2,800,000 shares of its common stock to Intellagents, LLC (“Intellagents”) along with cash in exchange for Intellagents’ Smart Insurance Ecosystem Platform in accordance with the Updated Asset Purchase Agreement as reported by the Company on Form 8-K filed on August 23, 2022. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
Part I
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Part II
3.1	Articles of Incorporation dated May 17, 2000. (1)
3.1.2	Amendment to Articles of Incorporation dated August 28, 2009. (1)
3.2	Bylaws of LZG International, Inc., effective January 28, 2010. (1)
4.6	Description of Securities. (2)
10.1	FatBrain, LLC IT Asset Contribution Agreement, dated October 23, 2021. (3)
10.2	Subscription Agreement Form. (4)
10.3	FatBrain Master Services Agreement with Tempus, Inc., dated May 10, 2021. (5)
10.4	Intellagents, LLC Asset Contribution Agreement, dated February 23, 2022. (6)
10.5	Asset Contribution Agreement dated as of April 1, 2022, and effective May 11, 2022, by and among LZG International, Inc and FatBrain LLC. (7)
10.6	Master Stock Purchase Agreement dated as of June 17, 2022, by and among Yevgeniy Chsherbinin, Victor Nazarov, and FB PrimeSource Acquisition, LLC. (8)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 10, filed on May 26, 2010.
(2)	Incorporated by reference to the Company’s Form 10-K, filed on August 29, 2019.
(3)	Incorporated by reference to the Company’s Form 8-K, filed on October 28, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed on November 26, 2021.
(5)	Incorporated by reference to the Company’s Form 10-Q, filed on January 20, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed on March 7, 2022.
(7)	Incorporated by reference to the Company’s Form 8-K, filed on May 17, 2022.
(8)	Incorporated by reference to the Company’s Form 8-K, filed on June 24, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 17, 2022	LZG International, Inc.

	By:	/s/ Peter B. Ritz
	Name:	Peter B. Ritz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter B. Ritz	Chief Executive Officer	October 17, 2022
Peter B. Ritz	(Principal Executive Officer)

/s/ Peter B. Ritz	Chief Financial Officer	October 17, 2022
Peter B. Ritz	(Principal Financial and Accounting Officer)

