Form 10-Q
period 2022-11-30
LZG INTERNATIONAL, INC.
filed 2023-01-23
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of January 13, 2023, was 153,397,456.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE: This Form 10-Q is incomplete, as the Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by this Form 10-Q.

The delay is due to the inability of the Company and the auditor to complete the work in the prescribed time. The Company anticipates that the review of the financial statements will be completed within the next week and the Company will file an amended Form 10-Q/A subsequent to the completed review.

LZG International, Inc and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	As of
	November 30,	May 31,
	2022	2022
	UNAUDITED	AUDITED

CURRENT ASSETS
Cash	$531,464	$81,567
Accounts Receivable, Trade	4,254,597	24,471
Accounts Receivable, Trade, Related Party	-	130,341
Other Receivables, Related Party	-	9,794,813
Other Current Assets	14,060,426
Total Current Assets	18,846,487	10,031,192

FIXED ASSETS
Buildings and Other Fixed Assets	286,535	-
Accumulated Depreciation	(176,270)	-
Net Fixed Assets	110,265	-

Right of Use Operating Asset	117,311

OTHER ASSETS
Intangible Assets	13,854,969	11,643,000
Accumulated Amortization	(2,631,284)	(178,250)
Other Long Term Assets	125,382	-
Goodwill	24,946,433
Total Other Assets	36,295,500	11,464,750

TOTAL ASSETS	$55,369,563	$21,495,942

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,839,679	$2,036
Other Payable - Related Party	4,495,854	-
Note Payable - Related Party	3,000,000	3,000,000
Notes Payable	7,221,279	-
Accrued Expenses	146,839	50,000
Deferred Revenue	13,891,437	85,866
Accrued Interest - Related Party		11,836
Accrued Interest	433,170	-
Other Current Liabilities	4,027,190	-
Deferred Tax Liability		-
Total Current Liabilities	36,055,448	3,149,738

LONG-TERM LIABILITIES:
Notes Payable - Long Term	3,032,474	-
Operating Lease - Long Term	76,945
Total Long Term Liabilities	3,109,419	-

TOTAL LIABILITIES	39,164,867	3,149,738

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	$-	$-

Common Stock, $0.001 par value; 250,000,000 shares authorized 145,609,472 and 144,899,472 shares issued and outstanding at 11/30/22 and 05/31/22	145,610	144,899

Additional Paid in Capital	27,686,117	22,474,358
Accumulated Deficit	(11,707,645)	(4,273,053)
Accumulated Other Comprehensive Loss	80,614

Total Stockholders' Equity	16,204,696	18,346,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,369,563	$21,495,942

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED
	11/30/22	11/30/21	11/30/22	11/30/21

REVENUES	$6,939,614	$43,447	$9,372,426	$43,447

COST OF REVENUES	(1,435,544)	(8,208)	(1,749,949)	(8,208)

GROSS PROFIT	5,504,070	35,239	7,622,477	35,239

OPERATING EXPENSES
Research and Development Costs	(5,411,150)		(5,316,243)
Sales and Marketing	(1,271,680)		(4,520,501)
General and Administrative	(722,501)	(22,965)	(2,213,691)	(32,690)
Total Operating Expenses	(7,405,331)	(22,965)	(12,050,435)	(32,690)

Net Operating Loss	(1,901,261)	12,274	(4,427,958)	2,549

OTHER INCOME (EXPENSE)
Other Income	99,359		172,995
Currency Exchange Loss	31,432		(107,584)
Total Other Income (Expense)	130,791	-	65,411	-

NET LOSS BEFORE NONOPERATING EXPENSES	(1,770,470)	12,274	(4,362,547)	2,549
NONOPERATING INCOME/(EXPENSE)
Interest Expense	(186,667)	(1,571)	(301,334)	(2,968)
Interest Expense - related party	(60,000)	(2,854)	(120,000)	(5,708)
Amortization and Depreciation	(595,918)		(1,179,843)
Stock Compensation Expense	(1,087,477)		(1,449,969)
Total Nonoperating Expense	(1,930,062)	(4,425)	(3,051,146)	(8,676)

LOSS BEFORE INCOME TAXES	(3,700,532)	7,849	(7,413,693)	(6,127)

INCOME TAXES	(20,899)	-	(20,899)	-

NET LOSS	$(3,721,431)	$7,849	$(7,434,592)	$(6,127)

Net Loss Per Share	$(0.02)	$0.00	$(0.05)	$(0.00)

Weighted average shares outstanding	152,966,276	4,426,380	150,068,465	2,327,059

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the six months ended November 30, 2022 and 2021
(UNAUDITED)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance - May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$-	$(289,875)

Net loss	-	-	-	(13,976)	-	(13,976)

Balance - August 31, 2021	250,556	$251	$3,063,134	$(3,367,236)	$-	$(303,851)

Net Loss				$7,849		7,849
Issuance of common shares for acquisition of software	10,000,000	$10,000	$338,000			348,000

Balance - November 30, 2021	10,250,556	$10,251	$3,401,134	$(3,359,387)	$-	$51,998

Balance - May 31, 2022	144,899,472	$144,899	$22,474,358	$(4,273,053)	$-	$18,346,204

Net loss	-	-	-	(3,713,161)	-	$(3,713,161)

Foreign currency translation adjustment	-	-	-	-	(1,906,906)	$(1,906,906)

Restricted stock assigned for services (non-vested)			$362,492	-	-	$362,492

Balance - August 31, 2022	144,899,472	$144,899	$22,836,850	$(7,986,214)	$(1,906,906)	$13,088,629

Net loss				(3,721,431)		$(3,721,431)

Issuance of common shares for business acquisition	710,000	711	3,761,790			$3,762,501

Foreign currency translation adjustment					1,987,520	$1,987,520

Restricted stock assigned for services (non-vested)			$1,087,477			$1,087,477

Balance - November 30, 2022	145,609,472	$145,610	$27,686,117	$(11,707,645)	$80,614	$16,204,696

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the six months ended
UNAUDITED

	11/30/22	11/30/21

Cash Flows from Operating Activities
Net Loss	$(7,434,592)	$(6,127)
Adjustment to reconcile net (loss) to cash used in operating activities:
Amortization and depreciation	1,179,843	8,208
Stock issued for services performed	1,449,969

Changes in assets and liabilities:
Accounts Receivable, Trade	(364,907)
Other Receivables	317,633
Other Receivables, Related Party	14,418,972
Other Current Assets	(6,583,802)
Other Long Term Assets	(86,750)
Accounts Payable - related party	-	3,000
Accounts Payable	156,457	1,350
Operating Lease Assets	(117,311)
Operating Lease Liabilities	99,686
Other Current Liabilities	1,408,893
Deferred Tax	36,412
Accrued Expenses	(6,332)
Deferred Revenue	5,208,575
Accred Interest	301,334	2,968
Accred Interest - related party	120,000	5,708
Net Cash provided by (used in) Operating Activities	10,104,080	15,107

Cash Flows from Financing Activities:
Net Proceeds from Notes Payable	12,000,000	25,000
Repayments of Debt	(3,103,856)
Proceeds from Issuance of Common Stock	3,762,500
Net cash provided by Financing Activities	12,658,644	25,000

Cash Flows from in Investing Activities:
Fixed Asset Acquisitions	(14,595)
Acquisition of PrimeSource, net of cash acquired	(17,648,979)
Acquisition of Predictive Black, net of cash acquired	(2,765,987)
Acquisition of SoTech, net of cash acquired	(1,963,880)
Net Cash used in Investing Activities	(22,393,441)	-

Unrealized Currency Loss	80,614
Increase in Cash	449,897	40,107

Cash and Cash Equivalents, Beginning of Period	81,567	4,735

Cash and Cash Equivalents, End of Period	$531,464	$44,842

Non-Cash Investing and Financing Activities

Issuance of common stock for acquisition of software		348,000

Issuance of 170,000 shares of common stock for SO Tech stock acquisition	1,062,300
Issuance of 540,000 shares of common stock for Predictive Black stock acquisition	2,700,000

On August 1, 2022, the Company assigned 7,837,672 of restricted common shares in exchange for in-kind consulting services. The shares were valued at $17,399,632 or $2.22/share. Expenses are recognized over the vesting period. For the six months ended 11/30/22, $1,449,969 was recognized as expense.

The accompanying notes are an integral part of these condensed financial statements

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of LZG International and its subsidiary reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Financial Statements contained in the Company’s Form 10-K for the year ended May 31,2022. The results of operations for the six months’ ended November 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of May 31, 2022 are derived from audited financial statements included in the Company’s Form 10-K for the year ended May 31, 2022.

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

On September 22, 2022, the Company, through its wholly owned subsidiary, FatBrain Acquisition Company Limited, entered into a Stock Purchase Agreement to acquire all outstanding shares of SO Technology Ltd, a United Kingdom limited company (“SO Tech”). The agreed upon purchase price of $2,762,500 is comprised of a cash distribution of $1,700,000 (payable on a payment schedule) and 170,000 shares of common stock valued at $1,062,500 or $6.25/share.

On November 14, 2022, the Company, through its wholly owned subsidiary, FatBrain Acquisition Company Limited, entered into a Stock Purchase Agreement to acquire all outstanding shares of Predictive Black Ltd, a United Kingdom limited company (“Predictive Black”). The agreed upon purchase price of $3,300,000 is comprised of a cash distribution of $600,000 (payable on a payment schedule) and 540,000 shares of common stock valued at $2,700,000 or $5.00/share.

Fiscal Year

The Company’s fiscal year ends on May 31.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

Revenue Recognition

Substantially all the Company’s revenue is derived from contracts with customers for subscription services over a period of time. Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There are no returns and there are no allowances. All the Company’s contracts have a performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

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

Accounts Receivable

Accounts receivables are recorded at the amount due from customers and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities on the Statement of Cash Flows. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company evaluates the collectability of its accounts receivables based on collection risks and historical experience. Estimated losses, if any, are recorded to the allowance for doubtful accounts and as a general expense. There were no anticipated losses in the current reporting period or for the prior year ended May 31, 2022 and therefore, no allowance for doubtful accounts is deemed necessary.

Leases

The Company maintains a corporate office in a leased facility which is accounted for as an operating lease. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets.

The Company amortizes leasehold improvements over the shorter of the life of the lease or the projected life of the improvements.

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

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

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

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. For the year period ended November 30, 2022, the Company recorded no impairments to intangible assets or long-lived assets.

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

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

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

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of November 30, 2022, all common stock activity has been included and there were no items considered to be anti-dilutive.

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

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. Cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may at times have balances in financial institutions that are more than the federally insured limit of $250,000.

Major Customers

For the six months ended November 30, 2022, the Company did not have any customers with greater than 10% of consolidated sales.

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

On September 22, 2022, the Company, through its wholly owned subsidiary, FatBrain Acquisition Company Limited, entered into a Stock Purchase Agreement to acquire all outstanding shares of SO Technology Ltd, a United Kingdom limited company (“SO Tech”).

On November 14, 2022, the Company, through its wholly owned subsidiary, FatBrain Acquisition Company Limited, entered into a Stock Purchase Agreement to acquire all outstanding shares of Predictive Black Ltd, a United Kingdom limited company (“PB Ltd”).

The Company accounted for these acquisitions as business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the six months ended November 30, 2022. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized, the intellectual property acquired, and a trained technical workforce.

In conjunction with acquisition, the Company uses various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited, therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. We have engaged outside consultants to assist us with the valuation of our acquisition. As of November 30, 2022, the results of the valuations are not yet available.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

The purchase price and purchase price allocation cost as of the acquisition completion date follows:

	Prime Source Companies	So Tech	BP LTD
Purchase Price:
Cash, net of cash acquired	$5,723,388	$901,380	$80,000
Note Payable	12,000,000	700,000	520,000
170,000 shares of common stock, values at $6.25/sh	-	1,062,500	-
540,000 shares of common stock, values at $5.00/sh	-	-	2,700,000
Total Purchase Price, net of cash acquired	$17,723,388	$2,663,880	$3,300,000

	Prime Source Companies	So Tech	BP LTD
Assets Acquired:
Cash	$-		$14,013
Accounts Receivable, Trade, net of allowance	$3,653,805	$208,476	$2,938
Other Receivables	8,023	26,254	283,356
Customer Supplies	361,455		-
Other Current Assets	7,118,181		1
Fixed Assets	94,453	993	224
Intangible Assets	1,009,336		-
Other Long-Term Assets	39,471		-
Total Assets Acquired	12,284,724	235,723	300,532

Liabilities Assumed:
Accounts Payable	2,631,847	-	90,977
Accrued Expenses	49,456	53,716	-
Deferred Revenue	8,596,996		-
Other Current Liabilities	2,418,468	72,647
Creditor Loans	-	43,184	212,981
Total Liabilities Assumed	13,696,767	115,831	303,958
Net Assets Acquired	(1,375,631)	119,893	(3,426)
Excess Purchase Price “Goodwill”	$19,099,019	$2,543,987	$3,303,426

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

The excess purchase price has been recorded as goodwill ($19,099,019 for the Prime Source Companies, $2,543,987 for SoTech, and $3,303,426 for PB LTD). In accordance with US GAAP for goodwill and other indefinite-lived intangibles, the Company tests Goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations. The goodwill is amortizable for tax purposes.

Identifiable intangible assets acquired by the business combinations are amortized over the estimated useful lives of the assets as determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The estimated useful life of the identifiable intangible assets is five years.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

(a) Commitments

Effective 10/01/2022, the Company began leasing office space under a lease commitment that expires on September 30, 2024. Future minimum lease payments for the twelve months ended November 30, are as follows:

2023	$63,551
2024	43,969
Total Future Lease Payments	$107,520

The following table summarized the components of the gross operating lease costs incurred for the six months ended November 30, 2022:

For the Six Months Ended November 30, 2022
Operating Lease Cost:
Current Lease Cost	$73,342
Long Term Lease Cost	43,969
Total Operating Lease Cost	$117,311

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2022, the financial statements included a related party payable in the amount of $4,495,854. As of May 31, 2022 the had a related party receivable in the amount of $9,925,155. The stockholders of the related party also own stock in the Company.

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023. There have been no payments of principle or interest for the loan as of November 30, 2022. Accrued interest at November 30, 2022 is $131,836.

To assist with the orderly transition of management and operations, the Company entered into a Management Services Agreement with FatBrain LLC, a related party, effective 10/23/21. The Company has retained FatBrain LLC to provide consulting and logistical support when needed to support operating the business for a period of up to two years.

NOTE 7 – NOTES PAYABLE

On June 17, 2022 in connection with the Prime Source Acquisition, the Company issued two promissory notes of $6,000,000 to each of the former owners of Prime Source. Each loan bears interest of 8% and is payable on prescribed dates per a payment schedule. The final payment is due December, 31, 2023. As of November 30, 2022, the remaining balance due is $9,000,000 of which $3,000,000 is considered long term. Accrued interest on November 30, 2022 is $301,133.

Description	Current Portion (Due 2023)	Long Term Portion (Due 2024)
Promissory Note - Victor Nazarov	$2,500,000	$1,500,000
Promissory Note - Yevgeniy Chsherbinin	3,500,000	1,500,000
Total Note Payable	$6,000,000	$3,000,000

In connection with its acquisition of SoTech on September 22, 2022, the Company assumed a bank financed loan that originated on May 5, 2020. The original amount of the loan was GBP 50,000 and at the time of acquisition, the balance outstanding was GBP 36,597 ($43,184). The loan bears annual interest at a rate of 2.5%. For the first 12 months of the loan, no principal payments are due and interest is paid by the government. Thereafter, principle and interest payments are the responsibility of the borrower. The loan is payable monthly over a six-year term with no penalty for pre-payment. As of November 30, 2022, the outstanding balance due is GBP 36,597 ($43,721), of which GBP 11,651 ($13,918) is current and GBP 24,946 ($29,802) is long term.

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

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

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. For the six months ended November 30, 2022, 7,837,672 shares have been assigned and will vest annually over a four-year period starting August 1, 2023. There are 6,000,985 shares available for future grants under the plan.

A summary of the Company’s stock activity and related information follows:

	# of Restricted Shares	Weighted Average Grant Date FMV
Balance, May 31, 2022	-	-
Restricted shares, assigned	7,837,672	$2.22
Restricted shares forfeited	-	-
Balance, November 30, 2022	7,837,672	$2.22
Vested and Exercisable	-	-

The restricted stocks vests over a four-year period which coincides with the requisite service period.  Share-based expenses total $17,399,632 and are amortized over the vesting period.  The expense recognized for the six months ended November 30, 2022, was $1,449,969. The remaining expenses ($15,949,663) will be amortized ratably over the remainder of the vesting period as follows:

Year ending May 31:	Amount
2023	$2,174,954
2024	4,349,908
2025	4,349,908
2026	4,349,908
2027	724,985
Total	$17,037,140

LZG International Inc and Subsidiary

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(UNAUDITED)

NOTE 9 – INCOME TAXES

As of November 30, 2022, the Company has available unused net operating loss carryforwards from its US based entities of approximately $8,200,000 ($1,210,000 at May 31, 2022) which may be applied against future taxable income, and which expire in various years from 2023 through 2040. Due to a substantial change in the Company’s ownership during October 2021, there may be annual limitations on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for US income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a US valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized in the accompanying financial statements. The net US deferred tax assets are approximately $1,800,000 and $254,900 as of November 30, 2022 and May 31, 2022, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,545,100 and $127,890 for the six months ended November 30, 2022 and for the fiscal year ended May 31, 2022, respectively, (exclusive of effects of Federal tax rate changes).

Deferred tax assets and the valuation account are as follows:

	November 30, 2022	May 31, 2022
Deferred Tax Asset:
NOL Carryforward (at 21%)	$1,800,000	$254,900
Valuation Allowance	(1,800,000)	(254,900)
Deferred Tax Assets	$-	$-

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pretax income to income tax benefit is as follows:

	November 30, 2022	May 31, 2022
Federal Tax Benefit (at 21%)	$1,560,000	$194,000
Valuation Allowance	(1,560,000)	(194,000)
Deferred Tax Assets	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes, if any, in the statements of operations in the provision for income taxes. As of May 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2018 through May 31, 2022

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 17, 2023 which is the date the financial statements were available to be issued and determined that there were no subsequent events or transactions, other than the matters described below, that required recognition or disclosure in the financial statements.

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

On June 17, 2022, we acquired all of the capital stock of Prime Source, a Kazakhstani corporation (“Prime Source”) and Prime Source’s affiliates consisting of Prime Source Innovation, Prime Source – Analytical Systems, Digitalism, and InFin-IT Solution. We acquired Prime Source to expand our international operations and further focus our efforts in software development and IT consulting.

During the period covered by this report, the Company, through its wholly owned UK subsidiary, Fatbrain Acquisition Company Limited (“Fatbrain Acquisition”) acquired all of the outstanding capital stock of SO Technology Ltd (“SO Tech”), a multiple award-winning digital agency in the UK, as described in the current report on Form 8-K filed on September 27, 2022, and all of the outstanding capital stock of Predictive Black Ltd (“PB Ltd”), an innovative financial forecasting SaaS in UK, as described in the current report on Form 8-K filed on November 17, 2022. SO Tech and PB Ltd will continue to be held by Fatbrain Acquisition, and are being integrated into the world-wide business of the Company.

We have streamlined our focus on delivering AI Solutions to the economic stars of tomorrow (SMEs), driving the majority of the global jobs and GDP growth. We are built on the five “P”-pillars comprising Purpose, Promise, Product, Predictability and People. Our distinctive competency works like WAZE to advance Peer Intelligence™ for SMEs, reflecting the dynamic wisdom of many across geo and industry sectors informed by relevant open-source and proprietary data signals. Our AI Solutions are supported by the Outcomes™ software platform and a 600-person team focused to help SMEs be more effective and efficient with top 5 problems ranked across 10M+ subscribers of Intuit’s QuickBooks.

So Tech Agreement

Stock Purchase Agreement (“SO Tech Stock Purchase Agreement”), dated as of September 22, 2022, with Dent Global Limited (“Dent”), and individuals Richard Burch, Stephen Gray, and Mark Purdy (together “SO Tech Sellers”), to acquire all outstanding shares of SO Technology Ltd, a United Kingdom limited company (“SO Tech”) (see the SO Stock Purchase Agreement, filed as Exhibit 10.4 to this report). The parties closed this transaction on September 22, 2022 (“Closing Date”).

SO Tech is a UK-based design and technology company creating web and mobile applications for mid-market enterprises, helping to accelerate growth and expand operation. The So Tech Sellers agreed to sell and assign all of their ownership interests and rights in SO Tech to FatBrain Acquisition, in exchange for a combination of stock and cash totaling two million seven hundred sixty-two thousand five hundred dollars ($2,762,500.00), subject to a payment schedule, with all payments due on or before the first anniversary of the closing.

Except for the Stock Purchase Agreement and the transactions contemplated thereby, neither the SO Tech Sellers, nor SO Tech, nor any of its officers or directors serving before the Stock Purchase Agreement had any material relationship with LZG or LZG’s affiliates prior to this transaction.

Predictive Black Agreement

LZG International and its wholly owned subsidiary, FatBrain Acquisition, entered into a Share Purchase Agreement (the “PB Ltd Share Purchase Agreement”), dated as of November 14, 2022, with the shareholders of Predictive Black Ltd (together “PB Ltd Sellers”), to acquire all outstanding shares of Predictive Black Ltd, a United Kingdom limited company (“PB Ltd”) (see the PB Ltd Share Purchase Agreement, filed as Exhibit 10.5 to this report). The parties closed this transaction on November 14, 2022 (“Closing Date”).

PB Ltd is a data analytics company that uses machine learning and artificial intelligence to constantly improve and give increasingly refined predictive forecasts. The PB Ltd Sellers agreed to sell and assign all of their ownership interests and rights in PB Ltd to FatBrain Acquisition, in exchange for a combination of LZGI stock and cash, the payment of a portion of which will be deferred for several months.

Except for the Share Purchase Agreement and the transactions contemplated thereby, neither Sellers, nor PB Ltd, nor any of its officers or directors serving before the Share Purchase Agreement had any material relationship with LZG or LZG’s affiliates prior to this transaction.

Material Changes in Financial Condition

Since we are in the initial phases of marketing the FatBrain technology, we may not record significant revenues and may lack funding to cover our operating costs.

At November 30, 2022, we had cash of $531,464 and total liabilities of $39,164,867 compared to cash of $81,567 and total liabilities of $3,149,738 at May 31, 2022. We have not yet established ongoing sources of revenue sufficient to cover our operating costs at this time. During the six-month period ended November 30, 2022 (“2023 six-month period”) we generated $9,372,426 of revenue but still relied upon advances from related parties to fund our operations. The current conditions continue to raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from stockholders and/or third parties to cover expenses. We are also seeking to acquire additional companies with established revenue sources. Our ability to continue as a going concern is dependent upon our ability to produce and market the FatBrain technology.

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

Material Changes in Results of Operations

During the 2023 six-month period, we recorded revenues of $9,372,426 and net loss of ($7,434,592). For the six-month period ended 11/30/21, we recorded revenues of $43,447 and a net loss of $2,327,059.

Commitments or Obligations

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than January 5, 2023. There have been no payments of principle or interest for the loan as of November 30, 2022. Accrued interest at November 30, 2022 is $131,836.

On June 17, 2022 in connection with the Prime Source Acquisition, the Company issued two promissory notes of $6,000,000 to each of the former owners of Prime Source. Each loan bears interest of 8% and is payable on prescribed dates per a payment schedule. The final payment is due December, 31, 2023. As of November 30, 2022, the remaining balance due is $9,000,000 of which $3,000,000 is considered long term. Accrued interest on November 30, 2022 is $301,133.

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

For the six-months ended November 30, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the quarter ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The Company issued 170,000 shares of its common stock to Dent Global Limited, Richard Burch, Stephen Gray, and Mark Purdy along with cash in exchange for all the issued and outstanding shares of SO Tech. The Company also issued 540,000 shares of its common stock to the owners of PB Ltd in exchange for all the issued share capital of PB Ltd. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act for both issuances.

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
10.4

Stock Purchase Agreement dated as of September 22, 2022, by and among Dent Global Limited, Richard Burch, Stephen Gray, Mark Purdy, and Fatbrain Acquisition Company Limited and LZG International Inc. (6)

10.5

Share Purchase Agreement dated as of November 14, 2022, by and among the shareholders of Predictive Black Ltd, Predictive Black Ltd., and Fatbrain Acquisition Company Limited and LZG International Inc. (7)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).*

____________

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 10, filed on May 26, 2010.

(2)	Incorporated by reference to the Company’s Form 10-K, filed on August 29, 2019.

(3)	Incorporated by reference to the Company’s Form 8-K, filed on October 28, 2021.

(4)	Incorporated by reference to the Company’s Form 8-K, filed on November 26, 2021.

(5)	Incorporated by reference to the Company’s Form 10-Q, filed on January 20, 2022.

(6)	Incorporated by reference to the Company’s Form 8-K, filed on September 27, 2022.

(7)	Incorporated by reference to the Company’s Form 8-K, filed on November 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January ____, 2023	LZG International, Inc.

	By:	/s/
	Name:	Peter B. Ritz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/	Chief Executive Officer	January ____, 2023
Peter B. Ritz	(Principal Executive Officer)

/s/	Chief Financial Officer	January ____, 2023
Peter B. Ritz	(Principal Financial and Accounting Officer)

