Form 10-Q
period 2023-02-28
LZG INTERNATIONAL, INC.
filed 2023-04-14
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of April 14, 2023, was 153,400,505.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE: This Form 10-Q is incomplete, as the Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although such a review is required by this Form 10-Q. The delay is due to the inability of the Company to assemble full audit materials in the prescribed period due to the wide geographic range of operations and divergent systems. The Company anticipates that the review of the financial statements will be completed within the next reporting cycle, supported by additional resources it has already secured, and it will file an amended Form 10-Q/A subsequent to the completed review.

LZG International, Inc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	As of
	February 28,	May 31,
	2023	2022
	UNAUDITED	AUDITED

CURRENT ASSETS
Cash	$258,043	$81,567
Accounts Receivable, Trade	2,407,396	24,471
Accounts Receivable, Trade, Related Party	74,033	130,341
Other Receivables, Related Party	-	9,794,813
Other Current Assets	4,138,992	-
Total Current Assets	6,878,464	10,031,192

FIXED ASSETS
Buildings and Other Fixed Assets	297,647	-
Accumulated Depreciation	(200,000)	-
Net Fixed Assets	97,647	-

Right of Use Operating Asset	102,287	-

OTHER ASSETS
Intangible Assets	12,553,095	11,643,000
Accumulated Amortization	(1,943,792)	(178,250)
Other Long Term Assets	86,750	-
Goodwill	25,204,836	-
Total Other Assets	35,900,889	11,464,750

TOTAL ASSETS	$42,979,287	$21,495,942

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,092,518	$2,036
Other Payable - Related Party	4,832,654	-
Note Payable - Related Party	3,000,000	3,000,000
Notes Payable	7,348,029	-
Accrued Expenses	394,052	50,000
Deferred Revenue	2,505,273	85,866
Accrued Interest - Related Party	-	11,836
Accrued Interest	673,170	-
Other Current Liabilities	2,126,530	-

Total Current Liabilities	22,972,226	3,149,738

LONG-TERM LIABILITIES:
Notes Payable - Long Term	3,074,904	-
Operating Lease - Long Term	76,945	-
Total Long Term Liabilities	3,151,849	-

TOTAL LIABILITIES	26,124,075	3,149,738

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	$-	$-

Common Stock, $0.001 par value; 250,000,000 shares authorized 153,400,505 and 144,899,472 shares issued and outstanding at 02/28/23 and 05/31/22	153,401	144,899

Additional Paid in Capital	28,773,594	22,474,358
Accumulated Deficit	(11,502,290)	(4,273,053)
Accumulated Other Comprehensive Loss	(569,493)	-

Total Stockholders' Equity	16,855,212	18,346,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,979,287	$21,495,942

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
	02/28/23	02/28/22	02/28/23	02/28/22

REVENUES	$9,563,004	$43,447	$19,837,547	$86,894

COST OF REVENUES	(1,803,457)	(8,208)	(3,891,852)	(16,416)

GROSS PROFIT	7,759,547	35,239	15,945,695	70,478

OPERATING EXPENSES
Research and Development Costs	(1,980,355)		(7,469,928)
Sales and Marketing	(2,745,909)		(7,360,697)
General and Administrative	(1,423,688)	(17,645)	(3,679,600)	(50,335)
Total Operating Expenses	(6,149,952)	(17,645)	(18,510,225)	(50,335)

Net Operating Profit (Loss)	1,609,595	17,594	(2,564,530)	20,143

OTHER INCOME (EXPENSE)
Other Income (Expense)	36,378		149,248
Currency Exchange Gain (Loss)	236,345		193,523
Total Other Income (Expense)	272,723	-	342,771	-

NET PROFIT (LOSS) BEFORE NONOPERATING EXPENSES	1,882,318	17,594	(2,221,759)	20,143
NONOPERATING INCOME/(EXPENSE)
Interest Expense	(187,789)	(1,973)	(489,123)	(4,941)
Interest Expense - related party	(60,000)	(2,854)	(180,000)	(8,562)
Amortization and Depreciation	(585,699)		(1,765,542)
Stock Compensation Expense	(1,087,477)		(2,537,446)
Total Nonoperating Expense	(1,920,965)	(4,827)	(4,972,111)	(13,503)

(LOSS) PROFIT BEFORE INCOME TAXES	(38,647)	12,767	(7,193,870)	6,640

INCOME TAXES	(14,401)	-	(35,367)	-

NET (LOSS) PROFIT	$(53,048)	$12,767	$(7,229,237)	$6,640

Net Earnings (Loss) Per Share	$(0.00)	$0.00	$(0.05)	$0.00

Weighted average shares outstanding	150,400,505	10,250,566	151,178,637	4,939,201

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the nine months ended February 28, 2023 and 2022
(UNAUDITED)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance - May 31, 2021	250,556	$251	$3,063,134	$(3,353,260)	$-	$(289,875)

Net loss	-	-	-	(13,976)	-	(13,976)

Balance - August 31, 2021	250,556	$251	$3,063,134	$(3,367,236)	$-	$(303,851)

Net Loss				$7,849		7,849
Issuance of common shares for acquisition of software	10,000,000	$10,000	$338,000			348,000

Balance - November 30, 2021	10,250,556	$10,251	$3,401,134	$(3,359,387)	$-	$51,998
Net Income				$12,767
Balance – February 28, 2022	10,256,556	$10,251	$3,401,134	$(3,346,620)	$-	$64,765
Balance - May 31, 2022	144,899,472	$144,899	$22,474,358	$(4,273,053)	$-	$18,346,204

Net loss	-	-	-	(3,713,161)	-	$(3,713,161)

Foreign currency translation adjustment	-	-	-	-	(1,906,906)	$(1,906,906)

Restricted stock assigned for services (non-vested)			$362,492	-	-	$362,492

Balance - August 31, 2022	144,899,472	$144,899	$22,836,850	$(7,986,214)	$(1,906,906)	$13,088,629

Net loss				(3,721,431)		$(3,721,431)

Issuance of common shares for business acquisition	710,000	711	3,761,790			$3,762,501

Issuance of common shares for services performed	7,791,033	7,791				$7,791
Foreign currency translation adjustment					1,987,520	$1,987,520

Restricted stock assigned for services (non-vested)			$1,087,477			$1,087,477

Balance - November 30, 2022	153,400,505	$153,401	$27,686,117	$(11,707,645)	$80,614	$16,212,487
Net loss			$(53,048)			$(53,048)

Foreign currency translation adjustment					$(650,107)	$(650,107)

Restricted stock assigned for services (non-vested)			$1,087,477			$1,087,477

Balance – February 28, 2023	153,400,505	$153,401	$28,773,594	$(11,760,693)	$(569,493)	$16,596,809

The accompanying notes are an integral part of these condensed financial statements

LZG International, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended
UNAUDITED

	02/28/23	02/28/22

Cash Flows from Operating Activities
Net (Loss) Income	$(7,229,237)	$6,640
Adjustment to reconcile net (loss) income to cash used in operating activities:
Amortization and depreciation	1,765,542	16,416
Stock issued for services performed	2,537,446

Changes in assets and liabilities:
Accounts Receivable, Trade	1,482,294
Accounts Receivables, Related Party	56,308
Other Receivables, Related Party	9,794,813
Other Current Assets	3,340,645
Other Long Term Assets	(86,750)
Accounts Payable - related party	-	4,500
Accounts Payable	(632,342)	6,290
Operating Lease Assets	(117,311)
Operating Lease Liabilities	76,945
Other Current Liabilities	(364,585)
Deferred Tax	-
Accrued Expenses	240,881
Deferred Revenue	(6,177,589)
Accrued Interest	673,170	4,941
Accrued Interest - related party	(11,836)	8,562
Net Cash provided by Operating Activities	10,513,705	47,349

Cash Flows from Financing Activities:
Net Proceeds from Notes Payable	12,000,000	38,500
Repayments of Debt	(3,053,232)
Proceeds from Issuance of Common Stock	3,770,292
Net cash provided by Financing Activities	12,717,060	38,500

Cash Flows from in Investing Activities:
Fixed Asset Acquisitions	(1,977)
Acquisition of PrimeSource, net of cash acquired	(17,548,264)
Acquisition of Predictive Black, net of cash acquired	(2,765,987)
Acquisition of SoTech, net of cash acquired	(1,910,165)
Net Cash used in Investing Activities	(22,226,393)	-

Unrealized Currency Loss	(827,896)
Increase in Cash	176,476	85,849

Cash and Cash Equivalents, Beginning of Period	81,567	4,735

Cash and Cash Equivalents, End of Period	$258,043	$90,584

Non-Cash Investing and Financing Activities

Issuance of common stock for acquisition of software		348,000

Issuance of 170,000 shares of common stock for SO Tech stock acquisition	1,062,300
Issuance of 540,000 shares of common stock for Predictive Black stock acquisition	2,700,000

On August 1, 2022, the Company assigned 7,837,672 of restricted common shares in exchange for in-kind consulting services. The shares were valued at $17,399,632 or $2.22/share. Expenses are recognized over the vesting period. For the nine months ended 02/28/23, $2,537,446 was recognized as expense.

The accompanying notes are an integral part of these condensed financial statements

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements of LZG International and its subsidiaries reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited Condensed Consolidated Financial Statements are read in conjunction with the audited Financial Statements contained in the Company’s Form 10-K for the year ended May 31,2022. The results of operations for the nine months ended February 28, 2023 are not necessarily indicative of the results to be expected for the full year. The Consolidated Financial Statements as of May 31, 2022 are derived from audited financial statements included in the Company’s Form 10-K for the year ended May 31, 2022.

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

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

Revenue Recognition

Substantially all the Company’s revenue is derived from contracts with customers for subscription services and license sales over a period of time. Contracts with customers are considered to be short-term when the time between signed agreements and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue when services and licenses are provided to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services and licenses. The Company typically satisfies its performance obligations in contracts with customers upon delivery of the services and licenses. The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. Generally, payment is due from customers immediately at the invoice date, and the contracts do not have significant financing components nor variable consideration. There are no returns and there are no allowances. All the Company’s contracts have a performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made.

Cost of Revenues

Cost of Revenues primarily include expenses incurred by the Company to host and deliver products through the marketplace, license costs and payroll expenses directly to the production of market ready products. Related platform and payment processing fees are recorded in the period incurred. Payroll costs are recognized in the period they were incurred.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the amount due from customers and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities on the Statement of Cash Flows. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company evaluates the collectability of its accounts receivable based on collection risks and historical experience. Estimated losses, if any, are recorded to the allowance for doubtful accounts and as a general expense. There were no anticipated losses in the current reporting period or for the prior year ended May 31, 2022 and therefore, no allowance for doubtful accounts is deemed necessary.

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

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

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

Impairment Assessment

The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. For the period ended February 28, 2023, the Company recorded no impairments to intangible assets or long-lived assets.

Sales and Marketing

Sales and marketing expenses are expensed as incurred and primarily consist of costs associated with acquiring new clients or selling new products. Expenses include salaries, commissions, online advertising costs as well as outsourced marketing strategy.

General and Administrative

General and administrative expenses consist of costs primarily related to finance operations, human resources, executive management, legal, corporate technology, corporate development, amortization, and certain other administrative costs that are not directly attributed to a product or service.

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

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

Basic and Fully Diluted Earnings (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) the computations of basic earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during the periods presented in the financial statements, plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. As of February 28, 2023, all common stock activity has been included and there were no items considered to be anti-dilutive.

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

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. Cash balances are maintained in accounts held by major banks and financial institutions located in the United States, the United Kingdom and the Republic of Kazakhstan. The Company may at times have balances in financial institutions that are more than the federally insured limit of $250,000.

Major Customers

For the nine months ended February 28, 2023, the Company had two customers with greater than 10% of consolidated sales, Kazakh Telecom (telecom.kz/en) and Bereke Bank (berekebank.kz), as part of its extended enterprise GTM.

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

The Company accounted for these acquisitions as business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. The results of operations of the acquired businesses since the date of acquisition are included in the consolidated financial statements of the Company for the nine months ended February 28, 2023. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized, the intellectual property acquired, and a trained technical workforce.

In conjunction with acquisitions, the Company uses various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited, therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. We have engaged outside consultants to assist us with the valuation of our acquisition. As of February 28, 2023, the results of the valuations are not yet available.

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

The purchase price and purchase price allocation cost as of the acquisition completion date follows:

	Prime Source Companies	SO Tech	PB LTD
Purchase Price:
Cash, net of cash acquired	$5,723,388	$901,380	$80,000
Note Payable	12,000,000	700,000	520,000
170,000 shares of common stock, values at $6.25/share	-	1,062,500	-
540,000 shares of common stock, values at $5.00/share	-	-	2,700,000
Total Purchase Price, net of cash acquired	$17,723,388	$2,663,880	$3,300,000

	Prime Source Companies	SO Tech	PB LTD
Assets Acquired:
Cash	$-		$14,013
Accounts Receivable, Trade, net of allowance	$3,653,805	$208,476	$2,938
Other Receivables	8,023	26,254	283,356
Customer Supplies	361,455		-
Other Current Assets	7,118,181		1
Fixed Assets	94,453	993	224
Intangible Assets	1,009,336		-
Other Long-Term Assets	39,471		-
Total Assets Acquired	12,284,724	235,723	300,532

Liabilities Assumed:
Accounts Payable	2,631,847	-	90,977
Accrued Expenses	49,456	53,716	-
Deferred Revenue	8,596,996		-
Other Current Liabilities	2,418,468	72,647
Creditor Loans	-	43,184	212,981
Total Liabilities Assumed	13,696,767	115,831	303,958
Net Assets Acquired	(1,375,631)	119,893	(3,426)
Excess Purchase Price “Goodwill”	$19,099,019	$2,543,987	$3,303,426

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

The excess purchase price has been recorded as goodwill ($19,099,019 for the Prime Source Companies, $2,543,987 for SO Tech, and $3,303,426 for PB LTD). In accordance with US GAAP for goodwill and other indefinite-lived intangibles, the Company tests Goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations. The goodwill is amortizable for tax purposes.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

(a) Commitments

Effective 10/01/2022, the Company began leasing office space under a lease commitment that expires on September 30, 2024. Future minimum lease payments for the twelve months ended February 28, 2023, are as follows:

2023	$48,854
2024	43,969
Total Future Lease Payments	$92,823

The following table summarizes the components of the gross operating lease costs incurred for the nine months ended February 28, 2023:

For the Nine Months Ended February 28, 2023
Operating Lease Cost:
Current Lease Cost	$73,342
Long Term Lease Cost	43,969
Total Operating Lease Cost	$117,311

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2023, the financial statements included a related party payable in the amount of $4,832,654. As of May 31, 2022 the Company had a related party receivable in the amount of $9,925,155. The stockholders of the related party also own stock in the Company.

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than July 5, 2023. There have been no payments of principle or interest for the loan as of February 28, 2023. Accrued interest at February 28, 2023 is $191,836.

To assist with the orderly transition of management and operations, the Company entered into a Management Services Agreement with FatBrain LLC, a related party, effective 10/23/21. The Company has retained FatBrain LLC to provide consulting and logistical support when needed to support operating the business for a period of up to two years.

NOTE 7 – NOTES PAYABLE

On June 17, 2022 in connection with the Prime Source Acquisition, the Company issued two promissory notes of $6,000,000 to each of the former owners of Prime Source. Each loan bears interest of 8% and is payable on prescribed dates per a payment schedule. The final payment is due December, 31, 2023. As of February 28, 2023, the remaining balance due is $9,000,000 of which none is considered long term. Accrued interest on February 28, 2023 is $481,133.

Description	Current Portion (Due 2023)	Long Term Portion (Due 2024)
Promissory Note - Victor Nazarov	$4,000,000	$0
Promissory Note - Yevgeniy Chsherbinin	5,000,000	0
Total Note Payable	$9,000,000	$0

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

In connection with its acquisition of SO Tech on September 22, 2022, the Company assumed a bank financed loan that originated on May 5, 2020. The original amount of the loan was GBP 50,000 and at the time of acquisition, the balance outstanding was GBP 36,597 ($43,184). The loan bears annual interest at a rate of 2.5%. For the first 12 months of the loan, no principal payments are due and interest is paid by the United Kingdom government. Thereafter, principal and interest payments are the responsibility of the borrower. The loan is payable monthly over a six-year term with no penalty for pre-payment. As of February 28, 2023, the outstanding balance due is GBP 33,935 ($40,933), of which GBP 11,651 ($13,918) is current and GBP 24,946 ($27,551) is long term.

In connection with its acquisition of Predictive Black on November 14, 2022, the Company assumed a bank financed loan that originated on November 4, 2020. The original amount of the loan was GBP 50,000 and at the time of acquisition, the balance outstanding was GBP 39,352 ($47,467). The loan bears annual interest at a rate of 2.5%. For the first 12 months of the loan, no principal payments are due and interest is paid by the United Kingdom government. Thereafter, principal and interest payments are the responsibility of the borrower. The loan is payable monthly over a six-year term with no penalty for pre-payment. As of February 28, 2023, the outstanding balance due is GBP 37,577 ($45,326), of which GBP 11,651 ($13,918) is current and GBP 25,926 ($31,408) is long term.

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

If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the company in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for future awards under the Plan. The number of shares subject to the Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction. For the nine months ended February 28, 2023, 7,837,672 shares have been assigned and will vest annually over a four-year period starting August 1, 2023. There are 6,000,985 shares available for future grants under the plan.

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

A summary of the Company’s stock activity and related information follows:

	# of Restricted Shares	Weighted Average Grant Date FMV
Balance, May 31, 2022	-	-
Restricted shares, assigned	7,837,672	$2.22
Restricted shares forfeited	-	-
Balance, February 28, 2023	7,837,672	$2.22
Vested and Exercisable	-	-

The restricted stocks vests over a four-year period which coincides with the requisite service period.  Share-based expenses total $17,399,632 and are amortized over the vesting period.  The expense recognized for the nine months ended February 28, 2023, was $2,537,446. The remaining expenses ($14,862,186) will be amortized ratably over the remainder of the vesting period as follows:

Year ending May 31:	Amount
2023	$1,087,477
2024	4,349,908
2025	4,349,908
2026	4,349,908
2027	724,985
Total	$14,862,186

NOTE 9 – INCOME TAXES

As of February 28, 2023, the Company has available unused net operating loss carryforwards from its US based entities of approximately $8,200,000 ($1,210,000 at May 31, 2022) which may be applied against future taxable income, and which expire in various years from 2023 through 2040. Due to a substantial change in the Company’s ownership during October 2021, there may be annual limitations on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for US income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a US valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized in the accompanying financial statements. The net US deferred tax assets are approximately $1,800,000 and $254,900 as of February 28, 2023 and May 31, 2022, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,545,100 and $127,890 for the nine months ended February 28, 2023 and for the fiscal year ended May 31, 2022, respectively, (exclusive of effects of Federal tax rate changes).

LZG International Inc and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

(UNAUDITED)

Deferred tax assets and the valuation account are as follows:

	February 28, 2023	May 31, 2022
Deferred Tax Asset:
NOL Carryforward (at 21%)	$1,800,000	$254,900
Valuation Allowance	(1,800,000)	(254,900)
Deferred Tax Assets	$-	$-

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pretax income to income tax benefit is as follows:

	February 28, 2023	May 31, 2022
Federal Tax Benefit (at 21%)	$1,560,000	$194,000
Valuation Allowance	(1,560,000)	(194,000)
Deferred Tax Assets	$-	$-

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

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended May 31, 2018 through May 31, 2022

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2023 which is the date the financial statements were available to be issued and determined that there were no subsequent events or transactions, other than the matters described below, that required recognition or disclosure in the financial statements.

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

On September 22, 2022, we acquired all of the capital stock of SO Technology Ltd (“SO Tech”), a multiple award-winning digital agency in the UK.

On November 14, 2022, we acquired all of the capital stock of Predictive Black Ltd (“PB Ltd”), an innovative financial forecasting SaaS business in the UK.

We acquired Prime Source, SO Tech and PB Ltd to expand our international operations and further focus our efforts on software development and IT consulting. All three companies and are being integrated into the world-wide business of the Company.

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

At February 28, 2023, we had cash of $258,043 and total liabilities of $26,124,075 compared to cash of $81,567 and total liabilities of $3,149,738 at May 31, 2022. We have not yet established ongoing sources of revenue sufficient to cover our operating costs at this time. During the nine-month period ended February 28, 2023 (“2023 nine-month period”) we generated $19,837,547 of revenue but still relied upon advances from related parties to fund our operations. The current conditions continue to raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to obtaining capital from stockholders and/or third parties to cover expenses. We are also seeking to acquire additional companies with established revenue sources. Our ability to continue as a going concern is dependent upon our ability to produce and market the FatBrain technology.

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

Material Changes in Results of Operations

During the 2023 nine-month period, we recorded revenues of $19,837,547 and net loss of ($7,229,237). For the nine-month period ended 02/28/22, we recorded revenues of $86,894 and a net income of $6,640.

Commitments or Obligations

On May 11, 2022, the Company assumed a promissory note from a related party in connection with an asset acquisition. The $3,000,000 note bears interest at 8% per annum and is payable on Demand, no later than July 5, 2023. There have been no payments of principle or interest for the loan as of February 28, 2023. Accrued interest at February 28, 2023 is $191,836.

On June 17, 2022 in connection with the Prime Source Acquisition, the Company issued two promissory notes of $6,000,000 to each of the former owners of Prime Source. Each loan bears interest of 8% and is payable on prescribed dates per a payment schedule. The final payment is due December, 31, 2023. As of February 28, 2023, the remaining balance due is $9,000,000 of which $3,000,000 is considered long term. Accrued interest on February 28, 2023is $481,133.

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

For the nine-months ended February 28, 2023, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made to our internal controls over financial reporting during the quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Shawn Carey, Chief Operating Officer, has departed the Company.

Item 6. Exhibits.

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

April 14, 2023	LZG International, Inc.

	By:	/s/ Peter B. Ritz
	Name:	Peter B. Ritz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter B. Ritz	Chief Executive Officer	April 14, 2023
Peter B. Ritz	(Principal Executive Officer)

/s/ Peter B. Ritz	Chief Financial Officer	April 14, 2023
Peter B. Ritz	(Principal Financial and Accounting Officer)

