Form 10-Q/A
period 2023-02-28
LZG INTERNATIONAL, INC.
filed 2023-06-27
CIK 1126115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanation:

This Quarterly Report on Form 10-Q of LZG International, Inc. for the period ending February 28, 2023, was amended to include the iXBRL tagging, correct Box 1 on the cover page to “yes,” and to include the CEO/CFO certifications.

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

June 27, 2023	LZG International, Inc.

	By:	/s/ Peter B. Ritz
	Name:	Peter B. Ritz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter B. Ritz	Chief Executive Officer	June 27, 2023
Peter B. Ritz	(Principal Executive Officer)

/s/ Peter B. Ritz	Chief Financial Officer	June 27, 2023
Peter B. Ritz	(Principal Financial and Accounting Officer)

